Form 10-K405
period 1999-06-30
SILKNET SOFTWARE INC
filed 1999-09-24
CIK 1079451

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 1999
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              COMMISSION FILE NUMBER 0-

                               SILKNET SOFTWARE, INC.
               (Exact Name of registrant as specified in its charter)

                     DELAWARE                                           02-0478949
         (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                          Identification Number)

     50 PHILLIPPE COTE STREET, MANCHESTER, NH                             03101
     (Address of principal executive offices)                           (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 625-0070

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of September 20, 1999, was approximately $220 million (based on the closing price of the Registrant's Common Stock on September 20, 1999, of $42.00 per share).

     The number of shares outstanding of the Registrant's $.01 par value Common Stock as of September 20, 1999 was 15,599,034.

                       DOCUMENT INCORPORATED BY REFERENCE

     The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 1999. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SILKNET SOFTWARE, INC.

                           ANNUAL REPORT ON FORM 10-K

                            YEAR ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I
Item 1.   Business....................................................      3
Item 2.   Properties..................................................     15
Item 3.   Legal Proceedings...........................................     15
Item 4.   Submission of Matters to a Vote of Security Holders.........     15

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     16
Item 6.   Selected Consolidated Financial Data........................     18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     19
Item 7a.  Quantitative and Qualitative Disclosure About Market Risk...     31
Item 8.   Financial Statements and Supplementary Data.................     32
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     51

PART III

Item 10.  Directors and Executive Officers of the Registrant..........     51
Item 11.  Executive Compensation......................................     51
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     51
Item 13.  Certain Relationships and Related Transactions..............     51

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     52

SIGNATURES............................................................     54

                                     PART I

ITEM 1.  BUSINESS

     This Business section and other parts of this Form 10-K contain forward-looking statements that involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K.

GENERAL

     Silknet Software, Inc. ("Silknet" or the "Company") (Nasdaq: SILK) provides software that allows companies to offer their customers personalized marketing, sales, electronic commerce and customer support services through a single Web site interface tailored by that company to meet its customer requirements. Silknet's products enable a company to deliver these services to its customers over the Web through customer self-service and immediate, direct collaboration among that company and its customers, partners, vendors and suppliers. Silknet's products allow a company to coordinate its interactions with customers by integrating a variety of communications media, such as the Web, e-mail and the telephone. Silknet's software can capture and consolidate data derived from all these sources and distribute it throughout a company and to its partners to provide a single view of a customer. This solution is more efficient for a company and also more efficient for its customers, creating a competitive advantage for that company.

THE SILKNET SOLUTION

     Silknet provides software that allows companies to offer personalized marketing, sales, electronic commerce and customer support services through a single, Web site interface tailored by that company to meet its customer requirements. Using Silknet's products, companies are able to:

     - provide customers with a self-service capability to obtain a full range of personalized services over the Web;

     - deliver interactive commerce solutions that not only allow the electronic sale of products, but also integrate the ongoing support and service of those products on-line;

     - coordinate interactions with customers by integrating a variety of communications media, such as the Web, e-mail and the telephone;

     - provide a customer with personalized information and services based on his or her preferences and prior interactions with that company;

     - customize a browser-based interface that graphically utilizes windows screen displays and icons to reflect their corporate image;

     - collaborate with customers, partners, vendors and suppliers to solve customer support problems, share information and conduct electronic commerce; and

     - capture, manage, publish and distribute real-time information throughout the organization, including the marketing, sales, customer service, billing, purchasing and product development departments.

PRODUCTS

     Silknet provides software that allows companies to offer personalized marketing, sales, electronic commerce and customer support services through a single Web site interface tailored by the company to meet its customer requirements. Silknet's products enable a company to deliver these services to its customers over the Web through real-time collaboration and customer self-service. Silknet's products allow a company to coordinate its interactions with customers by integrating a variety of communications media, such as the Web, e-mail and the telephone. Silknet's software can capture and consolidate data derived from all of these sources and distribute it throughout a company and to its partners to provide a single view of a customer. Silknet's software products include:

Silknet eBusiness System         A set of applications and a Web-based platform on which
                                 company-specific Web commerce applications can be created
                                 and deployed.
Silknet eService                 A comprehensive customer service application that enables a company to provide customer self-service and collaboration using the Web, e-mail, the telephone and other messaging
                                 media.
Silknet eCommerce                An application to create an electronic storefront using
                                 Microsoft's Site Server Commerce Edition engine combined
                                 with the Silknet eBusiness System.
Silknet eCommerce Extensions     An application that integrates Silknet eService with Silknet
                                 eCommerce or third-party electronic commerce products,
                                 enabling shopping, service and support through a single Web interface.
Silknet eBusiness Toolkit        An application that enables a company to create customized business objects that add company-specific functionality to the Silknet eBusiness System platform.

     Silknet licenses its products on a per user basis. Silknet typically charges a company from $500 to $2,500 for every private user, who is typically an employee of that company, and from $1 to $10 for every anticipated public user, who is typically a customer of that company. The per user charges generally increase with the number of Silknet applications and functions utilized by a company. For the fiscal year ended 1999, the average license fee per customer was approximately $472,000.

     The following diagram illustrates the various components of the Silknet product suite and how they interrelate:

                                    [Graph]
[Graphical depiction of the Silknet product suite, how it integrates other software systems and how it integrates communications among a company's employees, customers, partners and vendors over a variety of media.]

SILKNET eBUSINESS SYSTEM

     The Silknet eBusiness System is both a set of Web-based applications and an expandable platform for building, deploying and adapting software applications. This platform can service additional users by adding more hardware, allowing a customer to service a growing customer base. Silknet's platform can also be tailored and extended to add features and functionality to accommodate the way a company does business as that company's business evolves. The Silknet eBusiness System integrates personalized interactions, collaborations and transactions over the Web among a company and its customers, partners, vendors and suppliers.

     With the Silknet eBusiness System, a customer can easily access information from a company's marketing, sales, customer service, billing, purchasing and product development departments. By deploying the Silknet eBusiness System, a company can integrate its customers into an environment where customers can collaborate directly and immediately with company representatives, suppliers and partners. This process engages customers in an interactive, personalized exchange to solve problems. It allows a company to leverage the customer's individual knowledge to provide a more efficient and effective experience for both the company and its customers. The Silknet eBusiness

System employs an easy-to-use interface that graphically utilizes windows, screen displays and icons and features a set of components using Web-based browsers and search engines that provide access to all Silknet applications and a company's other Web-based solutions. The product integrates internal and external business processes operating on both traditional mainframe and distributed, networked computing systems with Silknet's Web-based infrastructure.

     The Silknet eBusiness System includes the following applications and features:

     Personalization

     The Personalization feature enables a company to provide a personalized Web site interface for the customer to interact, collaborate and conduct business over the Web. Using the Personalization feature, a company can:

     - notify customers of product improvements, promotions and case updates, and tailor information to the end-user's unique preferences;

     - provide customers with a personalized view of all of their activity with that company, including support requests, credit checking, sales questions and order tracking; and

     - make recommendations based on a customer's demographic profile, preferences and history of service incidents, inquiries and purchases.

     Knowledge Manager

     The Knowledge Manager application captures, manages, publishes and distributes corporate knowledge about its products and services. A company can use this application to organize its corporate knowledge base on a secure platform that is quickly accessible and easily usable by employees, customers, partners, vendors and suppliers. Knowledge Manager provides companies with a real-time, interactive environment in which to process and publish solutions to common customer problems. Features of the Knowledge Manager application include:

     - a multimedia platform supporting audio, video, graphics, diagrams, screen displays and internal and external hyperlinks to the Web;

     - the ability to render, publish and index multimedia solutions, in real time, as a direct result of solving customers' problems or inquiries; and

     - the storage of published solutions as business objects so they can be combined with other business objects, such as customer profiles and case histories.

     Extranet Workflow

     The Extranet Workflow application integrates internal and external business processes with a Web interface, linking a company's legacy and client/server systems within departments of a company to each other and to other employees, customers, partners, vendors and suppliers. Once installed on the company's server, this application allows these parties to participate in a cooperative and efficient process to better service themselves. Unlike conventional workflow systems, Extranet Workflow does not require a user agent to be installed on each user's computer, thereby allowing the workflow system to be accessible to a large user base. Features of the Extranet Workflow application include:

     - a graphical user interface that enables users to establish business processes within the software;

     - automated and/or manual routing of tasks to the most appropriate groups or individuals, including skills-based or availability-based task assignment; and

     - notifications of workflow events through e-mail, pager, Web site and other channels.

     Business Rules and Business Events

     Combined with Extranet Workflow, the Business Rules and Business Events features allow a company to modify the Silknet eBusiness System to fit its needs, instead of modifying its business processes to fit the software. Companies can define, categorize, assign and process business data, tasks and events related to a specific customer relationship. After defining a business event, a company can then communicate the appropriate response, or business rule, to resolve the customer problem or inquiry. The Business Events feature provides a mechanism for the Silknet eBusiness System to execute a Business Rule when a customer operation is performed. For example, when a particular customer request is received, if the system identifies the user as a very important customer, the person responsible for the task might receive a page alerting him to address the task.

     The Silknet eBusiness System is shipped to a customer with a standard set of business events. A company can customize and define its own business events and business rules to the specialized needs of that company's business processes and the unique character of its customer relationships. Using the Business Rules and Business Events features, a company can:

     - dynamically change business processes based on company or customer data;

     - assign workflow tasks to individuals or groups; and

     - notify individuals or groups of business events, using the Web, e-mail, the telephone, a pager or other messaging media.

     Silknet eBusiness Toolkit

     Silknet is currently developing SilkDataObjects, an application written in Extensible Markup Language that Silknet plans to include in the Silknet eBusiness Toolkit. This toolkit will enable companies to create customized business objects that add company-specific functionality to the Silknet eBusiness System platform, without the need for specialized programming skills. Companies will be able to incorporate into the Silknet eBusiness System logic and data from other software systems, allowing Silknet eBusiness System's applications, such as Business Rules and Extranet Workflow, to respond automatically to changes in these other software systems. This application is currently in beta release and is scheduled for general release in the second half of calendar 1999.

SILKNET eSERVICE

     Introduced as Silknet's first product in July 1997, Silknet eService is a comprehensive customer service application that enables a company to offer its customers both self-service and assisted service over the Web. Silknet eService is a software application built upon the Silknet eBusiness System framework. It includes many of the features and applications contained in the Silknet eBusiness System, such as Personalization, Knowledge Manager, Extranet Workflow and Business Rules and Business Events, as well as the following:

     Case Management

     The Case Management application enables case creation and resolution, workload management and user-defined workflows to support a company's internal customer service process. Customer-specific profiles of cases allow customer service representatives to view all information related to a specific customer. With Case Management, cases can be organized by user-defined priorities for purposes of assignment, workload management and reporting. Customer service representatives can also vary customer interaction media, such as the Web, e-mail and the telephone, to match customer response preferences. Features of this application include:

     - automatic display of customer case data on the user interface for viewing, editing, tracking and routing;

     - single-screen displays of a workload summary and real-time selection of case views from a drop-down menu of choices;

     - case creation, organization and resolution, and definition of case views at the individual or system level;

     - Web hyperlinks, images, video, audio, screen displays and other data files to facilitate customer understanding; and

     - case history analysis, assistance and contribution, reassignment and escalation.

     Web Communications

     The Web Communications application enables multimedia collaboration over the Web. This application allows a company to provide assisted service, in addition to self-service, to its customers, partners, vendors and suppliers. Features of the Web Communications application include:

     - real-time chat and electronic white boards to help solve customer problems;

     - the ability to share graphics, screen displays and diagrams; and

     - integration with Microsoft's NetMeeting to allow collaboration and video conferencing among a company's service representatives and its customers, partners, vendors and suppliers.

     Call Center Integration

     The Call Center Integration application provides customer service representatives with a single interface to customer inquiries received over various media, including the Web, e-mail and the telephone. This application enables companies to capture and manage information from customer interactions anywhere within the organization in a centralized case management system. Customer service representatives can access customer information not only from the call center, but also from their company's intranet to include data from multiple departments, and from their company's extranet to include data from customers, partners, vendors and suppliers. The Call Center Integration application provides:

     - high-volume call processing and problem resolution;

     - single-screen displays of a customer's profile and case history;

     - automatic case routing, queuing and escalation; and

     - integration with third-party computer telephony software applications.

     e-Mail Response Management

     The e-Mail Response Management application provides a tracking and routing system to respond to large volumes of incoming customer e-mail. This application enables customer service and sales representatives to manage both e-mail received from, and e-mail sent to, customers. The e-Mail Response Management application manages the e-mail queuing process by urgency, premium service, escalation level, the response time guaranteed to the customer or other customer response attributes. Features of this application include:

     - automatic, personalized acknowledgment of e-mail;

     - automatic routing and workflow regardless of method of communication; for example, inquiries and cases received by e-mail are handled in the same manner as those received over the Web or the telephone;

     - pop-up messages alerting service or sales representatives, containing customer name, case number, date and nature of customer inquiry;

     - automatic tracking, saving and logging of each e-mail so that all interaction becomes appended to the case history; and

     - dynamic, real-time reporting so managers can assess volume and performance.

     Other Features of Silknet eService

     Silknet eService also contains the following features that enable customer self-service:

     - InfoPath, a problem resolution tool that utilizes Extensible Markup Language and Java as software development programming languages to provide a series of natural language questions that help customers identify symptoms and narrow the problem;

     - a tool that allows customers to search a multimedia knowledge base using simple English questions or commands; and

     - FAQs, a listing of frequently asked questions which offers solutions to common problems or answers to frequent inquiries and which allows postings to the Web or intranet that can be linked to the multimedia platform to provide graphical or audible solutions.

SILKNET eCOMMERCE

     The Silknet eCommerce application combines Silknet eBusiness System and Microsoft's Site Server Commerce Edition engine and enables a company to create and manage an electronic storefront over the Web. Through the Silknet eBusiness System platform, Silknet adds extranet workflow, object definition and adaptability to Microsoft's Site Server Commerce Edition. The product provides personalized shopping and promotion for both business-to-consumer and business-to-business commerce. Features of the Silknet eCommerce application include:

     Site Builder Wizard

     Site Builder Wizard is a step-by-step, graphical user interface that assists a company in creating electronic stores or catalogs quickly and easily. Site Builder Wizard helps a company establish cross-selling information, price promotions, stores with multi-level departments, and products with varied attributes.

     Intelligent CrossSell

     Intelligent CrossSell is an application that allows a company to run promotions for products and to create cross-selling opportunities through the promotions. It uses shopper trends and transaction information to recommend products of interest to other customers. For the shopper, Intelligent CrossSell enables customers to navigate a company's Web site to discover products of interest to them. For a company, Intelligent CrossSell increases sales opportunities by efficiently guiding customers to those products that they are most likely to purchase during their visit.

     Buy Now

     Buy Now is an on-line, direct marketing tool that enables a company to present product information and order forms, or capture customer profile information, within a variety of on-line contexts, such as an on-line advertising banner. A company can customize Buy Now to meet the needs of its on-line marketing campaign.

     Commerce Interchange Pipeline Manager

     The Commerce Interchange Pipeline Manager allows a company to automate and manage electronic inventory and purchasing communications with distributors, resellers and suppliers. With this feature, different document formats for purchase orders, invoices, receipts and shipping notices can be managed easily for multiple trading partners.

     Extranet Workflow

     Used with the Silknet eBusiness System foundation, Microsoft's Site Server Commerce Edition engine can be extended to include Extranet Workflow. With Extranet Workflow, information or questions regarding orders, and the orders themselves, may be routed throughout the organization through a workflow determined by the company. Different workflows can be attributed in real time to different order situations through the application of Silknet eBusiness's Business Rules feature.

SILKNET eCOMMERCE EXTENSIONS

     The Silknet eCommerce Extensions application integrates Silknet eService with Silknet eCommerce or third-party electronic commerce products, enabling shopping, service and support through a single Web site interface. Silknet eCommerce Extensions create a single, unified view of the customer relationship and transactions, not only across departments, such as marketing, sales, customer service, billing, purchasing and product development, but also among partners, vendors and suppliers. Silknet eCommerce Extensions help companies and their customers manage the entire customer relationship, from initial point of interest to shopping and buying, support and service, marketing and follow-on purchases. Features of this application include:

     - One Log-in -- allows customers to browse, purchase or obtain service from a single Web site interface;

     - One View -- integrates the purchase and support history of the customer, allowing sales and service representatives to better respond to customer problems and inquiries;

     - Complete Contact -- allows sales and service representatives to include in any customer interaction commerce-and service-related Web hyperlinks, such as sales order, inquiry and trouble ticketing; and

     - Total Solution -- enables service representatives to provide multimedia service solutions in an electronic commerce transaction.

TECHNOLOGY AND PRODUCT DEVELOPMENT

     Silknet is a leader in the delivery of interactive, Web-based electronic business solutions that use advanced, industry standard Web and distributed object technologies. Silknet's applications are built on Microsoft Windows Distributed InterNet Applications architecture, which includes technologies such as Microsoft's Distributed Component Object Model and Microsoft's Transaction Server. This architecture allows Silknet to provide future upgrades of highly scaleable, multi-tier business applications for deployment over the Web or any network, while preserving a company's investment in existing applications and data. In addition, Silknet's products incorporate a graphical user interface that allows a company to create tailored applications for data model creation and display, data object creation, workflow and business rules.

     Silknet's products employ a standard, Web-designed architecture. Unlike a client/server architecture, individual users simply need a browser to perform any function available in the product. No software needs to be distributed to any user, either within the organization or to customers, partners, vendors or suppliers, making the software easier to implement, maintain and upgrade than client/server solutions.

     The multiple-component architecture of Silknet's products allows a company to distribute the server side of the software across many different systems for increased scalability and reliability. The customer side of the application, which operates outside a company's firewall, or electronic security barrier, and is open to the public, and the employee side of the application, which is typically used within a company behind its firewall and is closed to public access, operate on both Windows NT and UNIX platforms. Silknet's application server runs on Windows NT only and uses Microsoft's Transaction Server and Message Queue. Silknet is currently designing a UNIX version of its application server. The database server uses Microsoft's SQL Server on a Windows NT platform or Oracle on a UNIX platform.

     Silknet's products employ a component architecture to allow companies to configure the solution to best fit their unique requirements without changing the application's source code. This benefit reduces implementation time and costs, and establishes a clear and consistent upgrade path for future releases of Silknet software. It also enables Silknet to maintain and support a single source code base for each application that addresses the varied needs of these companies.

SUPPORT AND PROFESSIONAL SERVICES

     Silknet offers a broad range of support and training services to its customers. Silknet believes that providing a high level of customer service and technical support is necessary to achieve rapid product implementation, customer satisfaction and continued revenue growth.

     Silknet provides implementation services to assist companies in optimizing the benefits of Silknet's solutions. In addition, systems integrators and consulting firms often help companies to implement Silknet's products. As of June 30, 1999, Silknet had 21 employees dedicated to providing implementation services. These employees often work closely with the staffs of third-party systems integrators to train their consultants in the implementation of Silknet software. A typical implementation engagement lasts three to six months and involves the planning, configuration, testing and implementation of the products. These services are generally billed on a per day basis. Silknet believes that these implementation projects not only help ensure a company's success with Silknet's products, but also allow Silknet consultants and systems engineers to gain industry-specific knowledge that can be leveraged in future projects and products.

     Silknet's customers have a choice of support options depending on the level of service desired. Silknet maintains a technical support hotline staffed by engineers from 8:00 a.m. to 8:00 p.m., Eastern time, Monday through Friday, from its corporate headquarters in Manchester, New Hampshire. Silknet uses the Silknet eService application to track and manage its own customer service inquiries and to provide 24-hour technical support. Silknet provides training in the use of its products through classroom instruction at its Manchester, New Hampshire corporate headquarters and at other training sites throughout North America and in Europe. As of June 30, 1999, Silknet had five technical support engineers.

SALES AND MARKETING

     Silknet sells its products primarily through a direct sales force and through relationships with systems integrators and resellers. The sale of Silknet's products is often an enterprise-wide decision by prospective customers. The sales process generally ranges from three to nine months depending on the level of education prospective customers need regarding the use and benefits of Silknet's products. As of June 30, 1999, Silknet's direct sales organization consisted of 15 employees located in 11 offices throughout North America and two employees in an office in the United Kingdom. In addition, Silknet had nine employees in North America and two employees in the United Kingdom responsible for demonstrating its products and assisting the sales organization.

     A key element of Silknet's market penetration strategy is the formation of relationships with industry leaders in various complementary areas. Silknet believes these relationships increase Silknet's market exposure and presence, generate qualified opportunities for Silknet to sell its products and assist Silknet in implementing its products.

     Silknet has established relationships with large, international systems integrators and consulting firms, such as Cambridge Technology Partners, Cap Gemini, CGI (formerly Deloitte & Touche Consulting Group/DRT Systems), Sapient and KPMG Peat Marwick. Silknet plans to expand these relationships to increase its capacity to both sell and implement its products. Systems integrators and consulting firms have a strong influence on software purchasing decisions within large companies, and they are seeking interactive electronic business solutions that allow them to satisfy their clients' needs more rapidly than they can through custom development. Silknet believes that expanding its relationships with systems integrators and consulting firms will enable Silknet to gain a greater share of emerging markets more rapidly, while containing its sales, marketing and implementation costs.

     Silknet also has relationships with software and hardware vendors, such as Hewlett-Packard, Genesys Telecommunications, Calico Technology and AnswerSoft, that generally view Silknet's products as complementary to their product and service offerings. These relationships are intended to provide Silknet opportunities to penetrate an emerging market where either additional vertical products or services are needed to secure the sale, or an understanding or expertise in a particular vertical market is needed to sell effectively. As of June 30, 1999, Silknet had six employees devoted to developing corporate partnerships and strategic alliances.

     Silknet's marketing organization utilizes a variety of programs to support Silknet products. As of June 30, 1999, Silknet's marketing organization consisted of nine employees. Silknet's marketing programs include:

     - market research and analysis;

     - product and strategy updates with industry analysts;

     - public relations activities and speaking engagements;

     - direct mail and relationship marketing programs;

     - telemarketing, seminars and trade shows;

     - brochures, data sheets and white papers; and

     - Web site marketing.

COMPETITION

     The market for Silknet's products is new and rapidly evolving, and is expected to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. The principal competitive factors in the Web-based, interactive electronic business solutions market include:

     - adherence to emerging Web-based technology standards;

     - comprehensiveness of applications;

     - adaptability, flexibility and scalability;

     - real-time, interactive capability with customers, partners, vendors and suppliers;

     - integration with a variety of communications media;

     - ease of use;

     - ease of implementation;

     - customer service and support; and

     - price.

Although Silknet believes that it currently competes favorably with respect to these factors, there can be no assurance that Silknet can maintain its competitive position against current and potential competitors, especially those with longer operating histories, greater name recognition and substantially greater financial, technical, marketing, management, service, support and other resources.

     Silknet currently faces competition primarily from in-house and third-party custom development efforts. Silknet expects that these solutions will continue to be a principal source of competition for the foreseeable future.

     Silknet's current competitors include a number of companies offering one or more solutions for the electronic business solutions market, some of which are directly competitive with Silknet's products. For example Silknet's competitors include companies providing e-business and on-line customer management solutions, such as BroadVision, Inc., and client/server-based, call-center customer service solutions, such as Siebel Systems, Inc., Vantive Corporation, and Clarify, Inc. In addition, Silknet competes with providers of stand-alone point solutions for e-mail response capabilities, such as Kana Communications, Inc., and providers of stand-alone point solutions for knowledge base applications, such as Primus Knowledge Solutions, Inc.

     Silknet also may face competition from systems integrators and consulting firms which design and develop custom systems and perform custom integration. Some of these firms may possess industry-specific expertise or reputations among potential customers for offering enterprise solutions to electronic business application needs. These systems integrators and consulting firms can be resellers of Silknet's products and may engage in joint marketing and sales efforts with Silknet. Silknet relies upon these firms for recommendations of Silknet's products during the evaluation stage of the purchase process, as well as for implementation and customer support services. These systems integrators and consulting firms may have similar, and often more established, relationships with Silknet's competitors, and there can be no assurance that these firms will not develop, market or recommend competing software applications.

RESEARCH AND DEVELOPMENT

     Silknet devotes a substantial portion of its resources to developing new products and product features, extending and improving its products and technology, and researching new technological initiatives in the market for Web-based, interactive electronic business solutions. This new and emerging market is characterized by rapid technological change, new product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. Silknet's future success will depend in part on its ability to anticipate changes, enhance its current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of its customers. As an example of its technology initiatives, Silknet is currently developing Silknet eBusiness Toolkit, scheduled for general release in the second half of calendar 1999. Silknet eBusiness Toolkit is an application tool which enables a company, without the need of specialized programming skills, to create customized business objects that add company-specific functionality to the Silknet eBusiness System platform residing on the company's Web site. Silknet is also working on a UNIX version of its application server.

     As of June 30, 1999, Silknet had 68 employees engaged in research and development activities. Silknet's research and development expenditures for fiscal year 1999, 1998 and 1997, were approximately $6.0 million, $2.4 million and $961,000, respectively. Silknet expects that it will continue to commit significant resources to research and development in the future. To date, all research and development expenses have been expensed as incurred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Silknet's success and competitiveness are dependent to a significant degree on the protection of its proprietary technology. Silknet relies primarily on a combination of copyrights, trademarks, licenses, trade secret laws and restrictions on disclosure to protect its intellectual property and proprietary rights. Silknet also enters into confidentiality agreements with its employees and consultants, and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, others may be able to copy or reverse engineer aspects of Silknet's products, to obtain and use information that Silknet regards as proprietary or to independently develop similar technology. Any such actions by competitors could have a material adverse effect on Silknet's business, operating results and financial condition.

     In addition, the laws of some foreign countries do not protect Silknet's proprietary rights to the same extent as do the laws of the United States, and effective patent, copyright, trademark and trade secret protection may not be available in these jurisdictions.

     Litigation may be necessary in the future to enforce or defend Silknet's intellectual property and proprietary rights, to protect Silknet's trade secrets or to determine the validity and scope of the intellectual property and proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management and technical resources, either of which could have a material adverse effect on Silknet's business, operating results and financial condition.

     Silknet attempts to avoid infringing known intellectual property and proprietary rights of third parties in its product development efforts. However, Silknet has not conducted and does not conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of them which are confidential when filed, with regard to similar technologies. If Silknet were to discover that its products violated third party proprietary rights, it may be liable for substantial damages. In addition, Silknet may be required to reengineer its products or seek to obtain licenses to continue offering such products, and there can be no assurance that such efforts would be successful.

     Silknet pursues the registration of some of its trademarks in the United States and in other countries, although it has not yet secured registration of most of its marks. Silknet has applications pending for trademark registrations for "Silknet" and "Silknet" combined with the Silknet logo in the United States, Canada and the European Union. Silknet's applications for the registration of "Silknet" and "Silknet" combined with the Silknet logo were denied in Canada because a company filed an earlier application for the use of "Silk" in connection with Internet information resource services.

     Other companies have filed trademark applications for marks similar to the names of Silknet's products. For example, IBM has filed a trademark application for "e-Business" for use in creating, implementing and maintaining Web sites and integration of computer systems and networks. Silknet's use of Silknet eBusiness System could infringe on the rights of IBM and other companies using a mark that contains "eBusiness." Silknet's use of "eBusiness," as well as the use of other names, may result in costly litigation, divert management's attention and resources, cause product shipment delays or require Silknet to pay damages and/or to enter into royalty or license agreements. There can be no assurance that a license agreement would be available to Silknet on any commercially reasonable terms, if at all, and Silknet may be required to stop using the name "eBusiness" for its products. Further, because names such as eBusiness, eCommerce and eService are becoming widely used and descriptive, Silknet does not expect to be able to prevent third parties from using these names for competing products.

     Silknet currently licenses technology from third parties that it incorporates into its products. For example, Silknet licenses Web information server, transaction server and related technologies from Microsoft. There can be no assurance that technology from these providers or others will continue to be available to Silknet on commercially reasonable terms, if at all. The loss or inability to access such technology could result in delays in development and introduction of new products or enhancements by Silknet until equivalent or replacement technology could be accessed, if available, or developed, if feasible, by Silknet, which could have a material adverse effect on Silknet's business, operating results and financial condition. Moreover, although Silknet is generally indemnified against claims that technology licensed from third parties infringes the intellectual property and proprietary rights of others, such indemnification is not always available for all types of intellectual property and proprietary rights and in some cases the scope of such indemnification is limited. Even if Silknet receives broad indemnification, third party indemnitors are not always well capitalized and may not be able to indemnify Silknet in the event of infringement, resulting in substantial exposure to Silknet. There can be no assurance that infringement or invalidity claims arising from the incorporation of third party technology, and claims for indemnification from Silknet's customers resulting from these claims, will not be asserted or prosecuted against Silknet. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect Silknet's business, operating results and financial condition.

EMPLOYEES

     As of June 30, 1999, Silknet had 161 employees, 128 of whom were based at Silknet's headquarters in Manchester, New Hampshire. None of Silknet's employees is subject to a collective bargaining agreement. Silknet believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     Silknet has one lease for approximately 44,092 square feet of space in an office building in Manchester, New Hampshire, its headquarters. The lease expires in December 2003, and Silknet has an option to extend the lease for an additional five-year term. As of June 30, 1999, Silknet also leased office space in 11 other cities for its sales and support personnel. Silknet believes that these existing facilities are adequate to meet its current, foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     Silknet is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In April 1999, the Company obtained the approval by written consent of holders of at least a majority of the then outstanding shares of the Company's capital stock to approve an amendment to Section 1(a) of the Company's Employee Stock Option Plan dated August 8, 1995 (the "1995 Option Plan") establishing the maximum aggregate number of shares of the Company's common stock subject to the 1995 Option Plan. Shareholders holding an aggregate of 10,155,606 shares signed the action by written consent. The amendment was effective as of April 5, 1999.

     In April 1999, the Company obtained the approval by written consent of holders of at least a majority of the then outstanding shares of the Company's capital stock to approve an amendment to Section 7 of the 1995 Option Plan providing for the acceleration of vesting schedules for options granted under the 1995 Option Plan in the event of an acquisition (as defined in the 1995 Option Plan) of the Company. Shareholders holding an aggregate of 10,155,606 shares signed the action by written consent. The amendment was effective as of April 30, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Silknet effected its initial public offering of its common stock on May 5, 1999 at a price to the public of $15.00 per share. As of September 20, 1999, there were approximately 136 holders of record of Silknet's common stock. Silknet's common stock is listed for quotation on the Nasdaq National Market under the symbol "SILK."

     The range of high and low bid prices of Silknet's common stock as reported on the Nasdaq National Market since Silknet's initial public offering are shown below. The quotations represent interdealer quotations, without adjustments for retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                                                         HIGH          LOW
                                                        ------        ------
Quarter ended June 30, 1999...........................  $47.63        $23.19

     Silknet has not paid any cash dividends on its common stock and currently intends to retain any future earnings for use in its business. Accordingly, Silknet does not anticipate that any cash dividends will be declared or paid on the common stock in the foreseeable future.

Recent Sales of Unregistered Securities

     During the fiscal year ended June 30, 1999, Silknet issued the following securities that were not registered under the Securities Act of 1933, as amended:

      (a)  Issuances of Capital Stock

     In February 1999, Silknet issued and sold an aggregate of 1,205,913 shares of its Series D preferred stock, $.01 par value per share, for an aggregate purchase price of $8,832,238. Each share of Silknet's Series D preferred stock automatically converted into one share of common stock upon the closing of Silknet's initial public offering on May 10, 1999.

      (b)  Exercises of Stock Options

     From July 1, 1998 to June 30, 1999, Silknet issued 309,687 shares of common stock at exercise prices ranging from $1.00 to $1.75 for an aggregate purchase price of $362,663 pursuant to the exercise of employee stock options.

     No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or, in the case of the exercise of options to purchase common stock, Rule 701 under the Securities Act. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Use of Proceeds from Registered Securities

     On May 5, 1999, Silknet commenced its initial public offering of 3,000,000 shares of common stock, $.01 par value per share, pursuant to Silknet's final prospectus dated May 5, 1999. This prospectus was contained in Silknet's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-73295) on May 5, 1999. As part of the initial public offering, Silknet granted the several underwriters, for whom Credit Suisse First Boston Corporation, BancBoston Robertson Stephens Inc., Banc of America Securities LLC (formerly NationsBanc Montgomery Securities
LLC) and First Union Capital Markets Corp. acted as representatives (the "Representatives"), an overallotment option to purchase up to an additional 450,000 shares of common stock. The initial public offering closed on May 10, 1999.

     On May 14, 1999, the Representatives, on behalf of the several underwriters, purchased 450,000 shares of common stock pursuant to the exercise of the overallotment option.

     The aggregate offering price of the initial public offering to the public was $45,000,000 (exclusive of the overallotment option), with proceeds to Silknet, after deduction of underwriting discounts and commissions, of $41,850,000 (before deducting offering expenses payable by Silknet). The aggregate offering price of the overallotment option to the several underwriters was $6,750,000, with proceeds to Silknet, after deduction of the underwriting discounts and commissions, of $6,277,500.

     The aggregate amount of expenses incurred by Silknet through June 30, 1999 in connection with the issuance and distribution of the shares of common stock offered and sold in the initial public offering was approximately $4,810,000, including $3,622,500 in underwriting discounts and $1,187,500 in other expenses.

     None of the expenses paid by Silknet in connection with the initial public offering or the exercise of the overallotment option were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of Silknet's equity securities, or affiliates of Silknet.

     The net proceeds to Silknet from the initial public offering, after deducting underwriting discounts and commissions and other expenses, were approximately $46.9 million.

     Silknet invested the net proceeds primarily in high quality securities with maturities not exceeding ninety days.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                     PERIOD FROM
                                                   YEAR ENDED JUNE 30,              MARCH 6, 1995
                                        -----------------------------------------   (INCEPTION) TO
                                          1999       1998       1997       1996     JUNE 30, 1995
                                        --------    -------    -------    -------   --------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                     (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Revenue:
  License.............................  $ 10,050    $ 2,977    $    75         --           --
  Services............................     3,868        670        119    $   266           --
                                        --------    -------    -------    -------       ------
          Total revenue...............    13,918      3,647        194        266           --
                                        --------    -------    -------    -------       ------
Cost of revenue:
  License.............................       317         32         29         --           --
  Services............................     3,399      1,354        312        141           --
                                        --------    -------    -------    -------       ------
          Total cost of revenue.......     3,716      1,386        341        141           --
                                        --------    -------    -------    -------       ------
Gross margin..........................    10,202      2,261       (147)       125           --
Operating expenses:
  Sales and marketing.................    10,815      4,802        888         33           --
  Research and development............     5,990      2,409        961        120       $   26
  General and administrative..........     3,407      1,187        696        430           35
                                        --------    -------    -------    -------       ------
          Total operating expenses....    20,212      8,398      2,545        583           61
                                        --------    -------    -------    -------       ------
Operating loss........................   (10,010)    (6,137)    (2,692)      (458)         (61)
Interest income (expense), net........       636        134        (60)        (7)          --
                                        --------    -------    -------    -------       ------
Net loss..............................    (9,374)    (6,003)    (2,752)      (465)         (61)
Accrued dividends for preferred
  stockholders........................     1,787        903        190         --           --
                                        --------    -------    -------    -------       ------
Net loss attributable to common
  stockholders........................  $(11,161)   $(6,906)   $(2,942)   $  (465)      $  (61)
                                        ========    =======    =======    =======       ======
Basic and diluted net loss per share
  attributable to common
  stockholders........................  $  (2.39)   $ (2.69)   $ (1.15)   $ (0.18)      $(0.02)
Shares used in computing basic and
  diluted net loss per share
  attributable to common
  stockholders........................     4,679      2,566      2,557      2,551        2,478

                                                                  JUNE 30,
                                               ----------------------------------------------
                                                1999       1998       1997      1996     1995
                                               -------    -------    -------    -----    ----
                                                               (IN THOUSANDS)
                                                                                 (UNAUDITED)
BALANCE SHEET DATA:
Cash and cash equivalents....................  $57,352    $ 9,045    $ 4,752    $  40    $ 17
Working capital (deficit)....................   53,779      8,471      4,155     (102)    (28)
Total assets.................................   64,746     12,129      5,402      170      64
Note payable to bank.........................       89        222        115       --      --
Total convertible preferred stock............       --     19,107      7,432       --      --
Total stockholders' equity (deficit).........   56,410     (9,587)    (2,834)     (34)     19

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained or incorporated by reference herein, this following discussion contains forward-looking statements that involve risks and uncertainties, certain of which are beyond Silknet's control. Actual results could differ materially from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in "Factors That May Affect Future Results" and elsewhere in this Form 10-K.

OVERVIEW

     Silknet provides software that allows companies to offer personalized marketing, sales, electronic commerce and customer support services through a single, company-tailored Web site interface. Silknet's products enable a company to deliver these services to its customers over the Web through real-time collaboration and customer self-service. In January 1997, Silknet recorded its first license revenue upon delivery of the trial version of its initial product, Silknet eService, to customers. Silknet commercially released Silknet eService in July 1997, and since that time has introduced Silknet eBusiness System, Silknet eCommerce, Silknet eCommerce Extensions, and Silknet eBusiness Toolkit.

                             RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data as a percentage of total revenues.

                                                                   YEAR ENDED JUNE 30,
                                                           -----------------------------------
                                                           1999          1998           1997
                                                           -----        ------        --------
Revenue:
  License..............................................     72.2%         81.6%           38.5%
  Services.............................................     27.8          18.4            61.5
                                                           -----        ------        --------
     Total revenue.....................................    100.0         100.0           100.0
Cost of revenue:
  License..............................................      2.3           0.9            14.9
  Services.............................................     24.4          37.1           160.9
                                                           -----        ------        --------
     Total cost of revenue.............................     26.7          38.0           175.8
                                                           -----        ------        --------
Gross margin...........................................     73.3          62.0           (75.8)
Operating expenses:
  Sales and marketing..................................     77.7         131.7           458.4
  Research and development.............................     43.0          66.0           496.0
  General and administrative...........................     24.5          32.6           359.6
                                                           -----        ------        --------
     Total operating expenses..........................    145.2         230.3         1,314.0
                                                           -----        ------        --------
Operating loss.........................................    (71.9)       (168.3)       (1,389.8)
Interest income (expense), net.........................      4.6           3.7           (31.1)
                                                           -----        ------        --------
Net loss...............................................    (67.3)%      (164.6)%      (1,420.9)%
                                                           =====        ======        ========

REVENUE

     Since the beginning of fiscal year 1997, Silknet's revenue was derived principally from licenses for software products and from professional services including consulting, training, implementation, technical support and maintenance. Revenue from sales of licenses to use Silknet's software products is recognized upon delivery of products to customers, provided no significant post-delivery obligations or uncertainties remain and collection of the related receivable is probable. License or services revenue subject to a significant acceptance clause is deferred until acceptance is received from the customer. Revenue under arrangements where multiple products or services are sold together under one contract is allocated to each element based on its relative fair value, with these fair values being determined using the price charged when that element is sold separately. Revenue for consulting and training services is recognized as services are provided, and revenue for maintenance and post-contract customer support services is recognized ratably over the term of the service agreement.

     Silknet generates its license revenue through direct sales to its customers and sales through its relationships with systems integrators and consulting firms. International revenue generated to date has been insignificant.

YEARS ENDED JUNE 30, 1999 AND 1998

     Silknet's total revenue increased to $13.9 million for the year ended June 30, 1999 from $3.6 million for the year ended June 30, 1998.

     License revenue increased to $10.1 million for the year ended June 30, 1999 from $3.0 million for the year ended June 30, 1998. The increase was primarily due to an increase in the number of licenses sold to new customers of Silknet eService, and other new products introduced and shipped during the year ended June 30, 1999. These new products included Silknet eCommerce and Silknet eCommerce Extensions, both released in January 1999, and new versions of Silknet eService and Silknet eBusiness System, which were released in October 1998. Additionally, during the year, revenue also increased due to an increase in the average selling prices of software licenses resulting from these broader product offerings.

     Services revenue increased to $3.9 million for the year ended June 30, 1999 from $670,000 for the year ended June 30, 1998. Of this increase, $1.0 million was attributable to a consulting services project which was completed in March 1999 and $1.0 million was related to maintenance contracts sold to Silknet's new customers. The remaining increase was related to additional training and consulting services sold to both new and existing customers. The total number of customers increased to 39 as of June 30, 1999 from 17 as of June 30, 1998.

YEARS ENDED JUNE 30, 1998 AND 1997

     Silknet's total revenue increased to $3.6 million for the year ended June 30, 1998 from $194,000 for the year ended June 30, 1997.

     License revenue increased to $3.0 million for the year ended June 30, 1998 from $75,000 for the year ended June 30, 1997. The increase was primarily due to an increase in the number of licenses sold for Silknet's first product, Silknet eService, which was commercially released in July 1997, and new versions of products introduced and shipped during the year ended June 30, 1998.

     Services revenue increased to $670,000 for the year ended June 30, 1998 from $119,000 for the year ended June 30, 1997. The increase related primarily to an increase in maintenance contracts and consulting services sold to Silknet's new customers. The total number of customers increased to 17 as of June 30, 1998 from two as of June 30, 1997.

COST OF REVENUE

     Cost of license revenue consists primarily of royalties paid to third parties under technology license arrangements.

     Cost of services revenue consists primarily of employee-related costs and third-party consultant fees incurred to provide services for consulting projects, post contract customer support and training.

YEARS ENDED JUNE 30, 1999 AND 1998

     Cost of license revenue increased to $317,000, or 3.2% of license revenue, for the year ended June 30, 1999 from $32,000, or 1.1% of license revenue, for the year ended June 30, 1998. The increase was due to an increase in royalty obligations to third parties whose products are incorporated into Silknet products. Silknet anticipates that the cost of license revenue will continue to increase in absolute dollars. Cost of license revenue as a percent of license revenue has varied in the past due to the timing and volume of product sales and the nature of royalty agreements during the period.

     Cost of services revenue increased to $3.4 million or 87.9% of services revenue, for the year ended June 30, 1999 from $1.4 million, or 202.1% of services revenue, for the year ended June 30, 1998. The dollar increase resulted primarily from the hiring of additional employees and the use of contractors to support increased customer demand for consulting and training services. The number of consulting employees dedicated to providing implementation services increased to 21 as of June 30, 1999 from 10 as of June 30, 1998 to meet the needs of its customer base. The improvement in services gross margins to 12.1% for the year ended June 30, 1999 from a negative margin of 102.1% for the year ended June 30, 1998 was primarily attributable to the substantial growth in consulting and maintenance revenue from Silknet's increased installed customer base. Silknet realized negative margins on services revenue for several quarters prior to the year ended June 30, 1999 as the Company invested in the consulting organization. The total number of employees in the services organization increased to 27 as of June 30, 1999 from 12 as of June 30, 1998.

     Overall gross margins are primarily affected by the mix of license revenue and services revenue. Silknet historically has realized higher gross margins on license revenue than on services revenue. If services revenue increases as a percentage of total revenue, Silknet's overall gross margins may be adversely affected.

YEARS ENDED JUNE 30, 1998 AND 1997

     Cost of license revenue increased to $32,000, or 1.1% of license revenue, for the year ended June 30, 1998 from $29,000, or 38.7% of license revenue, for the year ended June 30, 1997. The improvement in license gross margin to 98.9% for the year ended June 30, 1998 from 61.3% for the year ended June 30, 1997 was primarily attributable to increased license revenue.

     Cost of services revenue increased to $1.4 million, or 202.1% of services revenue, for the year ended June 30, 1998 from $312,000, or 262.2% of services revenue, for the year ended June 30, 1997. The dollar increase resulted primarily from an increase in the numbers of services employees to 12 as of June 30, 1998 from six as of June 30, 1997, as well as hiring consultants to supplement Silknet's internal workforce. During the years ended June 30, 1998 and 1997, Silknet realized negative margins on services revenue as a result of Silknet increasing the number of services employees.

OPERATING EXPENSES

     Sales and marketing expenses consist primarily of employee-related costs, commissions, and costs associated with marketing programs, such as trade shows, seminars, public relations and new product launches.

     Research and development expenses consist primarily of employee-related costs and consulting fees associated with the development of the Company's products. Costs incurred for the research and development of Silknet's software products are expensed as incurred until such time that technological feasibility is established and capitalized thereafter. To date, no research and development costs have been capitalized.

     General and administrative expenses consist primarily of employee-related costs for executive and financial personnel, as well as legal, accounting, and other professional services fees.

YEARS ENDED JUNE 30, 1999 AND 1998

     Sales and marketing expenses increased to $10.8 million, or 77.7% of total revenue, for the year ended June 30, 1999 from $4.8 million, or 131.7% of total revenue, for the year ended June 30, 1998. The increase was primarily attributable to an increase in the number of direct sales, pre-sales support and marketing employees to 45 as of June 30, 1999 from 25 as of June 30, 1998. To a lesser extent, the increase was related to an increase in marketing programs, including trade shows and public relations related to product launch activities. Sales and marketing expenses will continue to increase in absolute dollars as Silknet continues to expand its marketing programs and its sales force to support product launches and international expansion.

     Research and development expenses increased to $6.0 million, or 43.0% of total revenue, for the year ended June 30, 1999 from $2.4 million, or 66.0% of total revenue, for the year ended June 30, 1998. The increase primarily resulted from salaries associated with newly hired development personnel. The number of research and development employees increased to 68 as of June 30, 1999 from 32 as of June 30, 1998 to support the development of new products. Silknet anticipates that research and development expenses will continue to increase in absolute dollars.

     General and administrative expenses increased to $3.4 million, or 24.5% of total revenue, for the year ended June 30, 1999 from $1.2 million, or 32.6% of total revenue, for the year ended June 30, 1998. Substantially all of the increase was due to salaries associated with newly hired personnel and related costs required to manage Silknet's growth and facilities expansion. The number of general and administrative employees increased to 21 as of June 30, 1999 from 11 as of June 30, 1998. Silknet expects that its general and administrative expenses will increase in absolute dollars as it continues to expand its staffing to support expanded operations and facilities and incurs expenses relating to its new responsibilities as a public company.

     Interest income, net of interest expense, increased to $636,000, or 4.6% of total revenue, for the year ended June 30, 1999 from $134,000, or 3.7% of total revenue, for the year ended June 30, 1998. The increase was due to interest income earned from the investment of net cash proceeds from Silknet's initial public offering in May 1999.

     Silknet incurred aggregate net losses of $18.7 million from inception through June 30, 1999. Silknet has recorded a valuation allowance for the full amount of its net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

YEARS ENDED JUNE 30, 1998 AND 1997

     Sales and marketing expenses increased to $4.8 million, or 131.7% of total revenue, for the year ended June 30, 1998 from $888,000, or 458.4% of total revenue, for the year ended June 30, 1997. The increase was primarily attributable to costs associated with an increase in direct sales, pre-sales support and marketing employees to 25 as of June 30, 1998 from 10 as of June 30, 1997. Approximately $1.0 million of the remaining increase was related to marketing programs, including trade shows and seminars related to product launch activity during the year ended June 30, 1998.

     Research and development expenses increased to $2.4 million, or 66.0% of total revenue, for the year ended June 30, 1998 from $961,000, or 496.0% of total revenue, for the year ended June 30, 1997. The increase primarily resulted from an increase in the number of research and development employees to 32 as of June 30, 1998 from 13 as of June 30, 1997 to support the development of new products.

     General and administrative expenses increased to $1.2 million, or 32.6% of total revenue, for the year ended June 30, 1998 from $696,000, or 359.6% of total revenue, for the year ended June 30, 1997. Substantially all of the increase was due to salaries associated with an increase in the number of general and administrative employees to 11 as of June 30, 1998 from six as of June 30, 1997, and the related costs required to manage Silknet's growth.

     Interest income, net of interest expense, increased to $134,000, or 3.7% of total revenue, for the year ended June 30, 1998 from a net expense of $60,000, or 31.1% of total revenue, for the year ended June 30, 1997. The increase was primarily due to an increase in Silknet's average cash balances resulting from capital financing activities combined with a decrease in Silknet's debt obligations.

                        LIQUIDITY AND CAPITAL RESOURCES

     In May 1999, Silknet sold 3,450,000 shares of its common stock through an initial public offering. Net proceeds from the offering were approximately $46.9 million after deducting underwriting discounts and commissions and offering expenses. Prior to its initial public offering, Silknet had funded operations primarily through net cash proceeds from private placements of preferred stock totaling $26.8 million. As of June 30, 1999, Silknet had cash and cash equivalents totaling $57.4 million.

     Cash used in operating activities for the year ended June 30, 1999 was $5.5 million, primarily due to a net loss of $9.4 million and an increase in accounts receivable, partially offset by increases in accounts payable, accrued expenses and deferred revenue. Cash used for operating activities for the year ended June 30, 1998 was $5.7 million, primarily due to a net loss of $6.0 million and an increase in accounts receivable, partially offset by increases in accounts payable, accrued expenses and deferred revenue.

     Cash used in investing activities for the year ended June 30, 1999 and the year ended June 30, 1998 was $2.0 million and $1.0 million, respectively. Investing activities for the periods consisted primarily of purchases of equipment, including computer servers, workstations and networking equipment.

     Cash provided by financing activities for the year ended June 30, 1999 was $55.8 million, primarily due to the net proceeds from Silknet's initial public offering totaling $46.9 million and the issuance of preferred stock prior to Silknet's initial public offering, for net proceeds totaling $8.8 million. Cash provided by financing activities for the year ended June 30, 1998 was $11.0 million, primarily due to the issuance of preferred stock for net proceeds totaling $10.8 million.

     As of June 30, 1999 and June 30, 1998, Silknet's primary financial commitments consisted of obligations outstanding under operating leases, and notes payable under an equipment loan line of $222,000 and $471,000, respectively.

     In March 1999, Silknet entered into a new bank line of credit which allows Silknet to borrow up to $3.0 million for working capital purposes and for the issuance of letters of credit. The line of credit expires in March 2000. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate plus 0.5%. As of June 30, 1999, $3.0 million was available for borrowing and the bank's prime rate was 7.75%.

     As of June 30, 1999, Silknet had net operating loss carryforwards of approximately $16.6 million available for federal, state and foreign purposes to reduce future taxable income expiring on various dates beginning in 2012. Under the provisions of the Internal Revenue Code, certain substantial changes in Silknet's ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income.

     Since its inception, Silknet has significantly increased its operating expenses. Silknet anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses and capital expenditures will constitute a material use of Silknet's cash resources. In addition, Silknet may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to Silknet's business. Silknet believes that the net proceeds from the closing of the initial public offering, together with its existing cash and cash equivalents, will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least 12 months. Thereafter, if cash generated from operations is insufficient to satisfy Silknet's liquidity requirements, Silknet may seek to sell additional equity or debt securities, or obtain additional credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to Silknet's stockholders.

YEAR 2000 READINESS DISCLOSURE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with these Year 2000 requirements. The use of software and computer systems that are not Year 2000 ready could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to make their current systems Year 2000 ready. These expenditures may result in reduced funds available for purchases of interactive, Web-based electronic business solutions, which could have a material adverse effect on Silknet's business, operating results and financial condition. Year 2000 complications may disrupt the operations, viability or commercial acceptance of the Internet, which also could have a material adverse impact on Silknet's business, operating results and financial condition.

     Silknet has conducted a review of its products, including the third-party products embedded into Silknet's products, and believes that they are substantially Year 2000 ready. Silknet expects that modifications with respect to any remaining Year 2000 issues will be made by the end of calendar year 1999. Nevertheless, there can be no assurances that the implementation of modifications to any embedded products will not be delayed or that Silknet will not experience unexpected Year 2000 problems with its products.

     There is no assurance that other Web applications, database software or computer hardware of Silknet's customers which interface with Silknet's products and which may be necessary in order to use Silknet's products are Year 2000 ready. Therefore, there can also be no assurance that implementations of Silknet's products on its customers' systems are, or will be, Year 2000 ready.

     Silknet installed new internal software systems in July 1998, and it has received written confirmations from software vendors that the software they installed is Year 2000 ready. Based on the foregoing, Silknet currently has no reason to believe that its internal software systems are not Year 2000 ready. Silknet is in the process of obtaining written certifications from suppliers of hardware systems to the effect that the hardware they provide are Year 2000 ready. These vendors are under no contractual obligation to provide written certifications to Silknet. Failure of the internal hardware or software systems to operate properly with regard to the Year 2000 and thereafter could require Silknet to incur significant unanticipated expenses to remedy any problems or replace affected vendors, and could have a material adverse effect on Silknet's business, operating results and financial condition.

     To date, Silknet has not incurred significant incremental costs in order to comply with Year 2000 requirements for its products or internal systems, and Silknet does not believe it will incur significant incremental costs in the foreseeable future. Silknet has not currently developed a contingency plan for unanticipated Year 2000 issues relating to its products. Silknet has identified the mission critical functions for its internal systems and is in the process of developing a contingency plan for unanticipated Year 2000 problems that arise with respect to those functions, including the identification of replacement products for third-party products that may fail. There can be no assurance that Year 2000 issues will not be discovered in Silknet's products or internal software systems and, if such issues are discovered, there can also be no assurance that the costs of making such products and systems Year 2000 ready will not have a material adverse effect on Silknet's business, operating results and financial condition.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     Silknet operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. The discussion highlights some of the risks which may affect future operating results.

OUR LIMITED OPERATING HISTORY MAY IMPEDE YOUR ABILITY TO VALUE OUR BUSINESS AND ITS FUTURE PROSPECTS

     Your evaluation of our business will be more difficult because of our limited operating history and could cause you to overpay for our common stock. We commenced operations in March 1995 and we recorded our first license revenue upon delivery of Silknet eService in a trial version to customers in January 1997. Accordingly, it is difficult to evaluate our business and prospects. In addition, because we are in an early stage of development in a new and rapidly evolving market, our prospects are difficult to predict and may change rapidly and without warning.

WE HAVE INCURRED SUBSTANTIAL OPERATING LOSSES AND WE MAY NOT BE PROFITABLE IN THE FUTURE

     Since we began operations, we have incurred substantial operating losses in every fiscal period. We cannot be certain if or when we will become profitable. Failure to achieve profitability within the timeframe expected by investors may adversely affect the market price of our common stock. As a result of accumulated operating losses, at June 30, 1999, we had an accumulated deficit of $18.7 million. We have generated relatively small amounts of revenue, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in recent periods, the growth has been from a limited base of historical revenue, and it is unlikely that such growth rates are sustainable.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE BECAUSE WE DEPEND ON A SMALL NUMBER OF LARGE ORDERS

     We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal period could be materially adversely affected if we are unable to complete one or more substantial license sales planned for that period. In each of the last eight quarters, we had at least one customer that accounted for more than 24% of total revenue in that quarter. In addition, the purchase and implementation of our products typically involve a significant cost to our customers, including the purchase of related hardware and software, as well as training and integration costs. These implementations also include substantial commitment of resources by our customers or their consultants over an extended period of time. As a result, our sales cycle is relatively long.

     In addition, our services revenue, which is largely correlated with our license revenue, has fluctuated and may fluctuate in the future due to significant consulting and implementation services performed in a quarter. Investors should not expect a commensurate increase in services revenue between future quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DISAPPOINTING QUARTERLY REVENUE OR OPERATING RESULTS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO FALL

     Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially.

     Our quarterly revenue may fluctuate as a result of a variety of factors, including the following:

     - the market for interactive, Web-based electronic business solutions is in an early stage of development and it is therefore difficult to accurately predict customer demand; and

     - the sales cycle for our products and services varies substantially from customer to customer, and we expect the sales cycle to be long. As a result, we have difficulty determining whether and when we will receive license revenue from a particular customer.

     In addition, because our revenue from implementation, maintenance and training services is largely correlated with our license revenue, a decline in license revenue could also cause a decline in our services revenue in the same quarter or in subsequent quarters.

     Most of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if revenue for a particular quarter is below our expectations, we could not proportionately reduce operating expenses for that quarter, and therefore this revenue shortfall would have a disproportionate effect on our expected operating results for that quarter.

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WEB-BASED ELECTRONIC BUSINESS SOLUTIONS ARE NOT WIDELY ADOPTED

     Our products address a new and emerging market for Web-based, interactive electronic business solutions. Therefore, our future success depends substantially upon the widespread adoption of the Web as a primary medium for commerce and business applications. The failure of this market to develop, or a delay in the development of this market, would have a material adverse effect on our business, financial condition and operating results. The Web has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. The Web infrastructure may not be able to support the demands placed on it by the continued growth upon which our success depends. Moreover, critical issues concerning the commercial use of the Web, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Web use or the attractiveness of commerce and business communication over the Web. In addition, the Web could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased activity or due to increased government regulation and taxation of Internet commerce.

GOVERNMENT LAWS AND REGULATIONS COULD LIMIT THE MARKET FOR OUR PRODUCTS AND SERVICES AND ADVERSELY AFFECT OUR FINANCIAL CONDITION AND OPERATING RESULTS

     Federal, state or foreign agencies may adopt laws or regulations affecting the use of the Web as a commercial medium. If enacted, these laws or regulations could limit the market for our products, which could materially adversely affect our business, financial condition and operating results. Although many of these laws or regulations may not apply to our business directly, we expect that laws and regulations relating to user privacy, pricing, content and quality of products and services could indirectly affect our business. It is possible that these laws or regulations could expose companies involved in Web commerce to liability, which could limit the growth of Web commerce generally.

INTENSE COMPETITION FROM OTHER TECHNOLOGY COMPANIES MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND OPERATING RESULTS

     The market for interactive, Web-based electronic business solutions is intensely competitive. If we are unable to compete effectively, our business, financial condition and operating results would be materially adversely affected. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, marketing, management, service, support and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements.

     In addition, we expect that new competitors will enter the market with competing products as the size and visibility of the market opportunity increases. We also expect that competition will increase as a result of software industry consolidations and formations of alliances among industry participants. Increased competition could result in pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance. See
"Business -- Competition."

WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS OR ENHANCE EXISTING PRODUCTS ON A TIMELY BASIS

     To be competitive, we must develop and introduce on a timely basis new products and product enhancements which meet the needs of companies seeking to deploy and manage electronic business applications over the Web. We have in the past failed to ship certain new products or product enhancements by our planned shipment date. If we fail to develop and introduce new products and enhancements successfully and on a timely basis, it could have a material adverse effect on our business, operating results and financial condition.

FAILURE TO EXPAND OUR RELATIONSHIPS WITH SYSTEMS INTEGRATORS AND CONSULTING FIRMS WOULD IMPEDE ACCEPTANCE OF OUR PRODUCTS AND GROWTH OF OUR REVENUE

     To increase our revenue and implementation capabilities, we must develop and expand relationships with systems integrators and consulting firms. A failure to do so could have a material adverse effect on our business, operating results and financial condition. We rely on systems integrators and consulting firms to recommend our products to their clients and to install and support our products for their clients. Systems integrators and consulting firms may develop, market or recommend software applications that compete with our products. Moreover, if these firms fail to implement our products successfully for their clients, we may not have the resources to implement our products on the schedule required by the client, which could have a material adverse effect on our business, operating results and financial condition.

OUR FAILURE TO EXPAND OUR DIRECT SALES FORCE AND THIRD-PARTY DISTRIBUTION CHANNELS WOULD IMPEDE OUR REVENUE GROWTH AND FINANCIAL CONDITION

     To increase our revenue, we must increase the size of our direct sales force and the number of our indirect marketing and distribution partners, including software and hardware vendors and resellers. A failure to do so could have a material adverse effect on our business, operating results and financial condition. There is intense competition for sales personnel in our business, and we may not be successful in attracting, integrating, motivating or retaining new personnel for these positions. Our existing or future marketing and distribution partners may choose to devote greater resources to marketing and supporting the products of competitors.

OUR FAILURE TO OPERATE OUR PROFESSIONAL SERVICES ORGANIZATION AT A PROFIT WOULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     Our failure to operate our professional services organization at a profit could have a material adverse effect on our business, operating results and financial condition. To gain initial acceptance of our products by customers in our targeted industries, we assist customers with the implementation of our products, sometimes at a loss. We cannot be certain that our professional services organization will sustain profitability.

OUR FAILURE TO MANAGE PROPERLY OUR RAPID GROWTH COULD STRAIN OUR RESOURCES AND ADVERSELY AFFECT OUR BUSINESS

     Our failure to manage properly our rapid growth could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. Our revenue increased 206% in the quarter ended June 30, 1999 from the same period the year earlier. From July 1, 1998 to June 30, 1999, the number of our employees increased from 80 to 161. The rapid rate of our recent growth has made management of that growth more difficult. To manage future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

OUR FAILURE TO EXPAND AND MANAGE OUR INTERNATIONAL OPERATIONS WOULD ADVERSELY AFFECT OUR REVENUE GROWTH AND FINANCIAL CONDITION

     We expect international revenue to account for a significant percentage of total revenue in the future and we believe that we must continue to expand our international sales activities in order to be successful. Our failure to expand our international sales could have a material adverse effect on our business, operating results and financial condition. Our plans to expand internationally may be adversely affected by a number of risks, including:

     - expenses associated with customizing products for foreign countries;

     - challenges inherent in managing geographically dispersed operations;

     - protectionist laws and business practices that favor local competitors;

     - dependence on local vendors;

     - multiple, conflicting and changing governmental laws and regulations; and

     - foreign currency exchange rate fluctuations.

     Our international sales growth will be limited if we are unable to:

     - establish additional foreign operations;

     - expand international sales channel management and support organizations;

     - hire additional personnel;

     - customize products for local markets;

     - develop relationships with international service providers; or

     - establish relationships with additional distributors and systems integrators.

OUR FAILURE TO MANAGE ACQUISITIONS COULD ADVERSELY AFFECT OUR BUSINESS

     We may from time to time consider acquisitions of assets or businesses that we believe may enable us to obtain complementary skills and capabilities, offer new services, expand our customer base or obtain other competitive advantages. Such acquisitions involve potential risks, including difficulties in assimilating the acquired company's operations, technology, services and personnel, and in completing and integrating acquired in-process technology, diversion of management's resources, uncertainties associated with operating in new markets and working with new employees and customers, and the potential loss of the acquired company's key employees.

LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS

     Our future success depends to a significant degree on the skills, experience and efforts of James C. Wood, our founder, Chairman of the Board, President and Chief Executive Officer. The loss of the services of Mr. Wood could have a material adverse effect on our business, operating results and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. The loss of one or more of our executive officers and other members of senior management could have a material adverse effect on our business, operating results and financial condition.

WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO SUCCEED

     Qualified personnel are in great demand throughout the software industry. The demand for qualified personnel is particularly acute in the New England area, due to the large number of software companies and the low unemployment in the region. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly marketing personnel, software engineers and other senior personnel. Our failure to attract and retain the highly-trained technical personnel that are integral to our product development, professional services and support teams may limit the rate at which we can develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY RIGHTS

     Our success depends to a significant degree upon the protection of our software and other proprietary technology rights. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third-parties, all of which offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our proprietary technology. The reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk. Further, names such as eBusiness, eCommerce and eService are becoming widely used and descriptive. As a result, we do not expect to be able to prevent third parties from using these names for competing products. See "Business -- Intellectual Property and Proprietary Rights."

CLAIMS BY OTHER COMPANIES THAT OUR PRODUCTS INFRINGE THEIR COPYRIGHTS OR PATENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     If any of our products violate third party proprietary rights, we may be required to reengineer our products or seek to obtain licenses from third parties to continue offering our products without substantial reengineering. Any efforts to reengineer our products or obtain licenses from third parties may not be successful and, in any case, would substantially increase our costs and have a material adverse effect on our business, operating results and financial condition. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. See "Business -- Intellectual Property and Proprietary Rights."

OUR USE OF THE "SILKNET" AND "EBUSINESS" TRADEMARKS MAY INFRINGE THE TRADEMARK RIGHTS OF OTHER COMPANIES

     Silknet's use of "eBusiness," as well as the use of other names, may result in costly litigation, divert management's attention and resources, cause product shipment delays or require Silknet to pay damages and/or to enter into royalty or license agreements to continue to use a product name. Silknet may be required to stop using the name "eBusiness" or other names currently used for its products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

     We have applied for registration of some of our trademarks in the United States, Canada and the European Community. Most of these applications have not been approved. Our applications for the registration of "Silknet" and "Silknet" combined with the Silknet logo were denied in Canada because a company filed an earlier application for the use of "Silk" in connection with Internet information resource services.

     Other companies have filed trademark applications for marks similar to the names of Silknet's products. For example, IBM has filed a trademark application for "e-Business" for use in creating, implementing and maintaining Web sites and integration of computer systems and networks. Silknet's use of "Silknet eBusiness System" could infringe the rights of IBM and other companies using a mark that contains "eBusiness." See "Business -- Intellectual Property and Proprietary Rights."

WE MAY LOSE ACCESS TO THIRD-PARTY TECHNOLOGY USED IN OUR PRODUCTS

     We incorporate into our products technology licensed from third parties, such as Microsoft Corporation. The loss of access to this technology could result in delays in the development and introduction of new products or enhancements until equivalent or replacement technology could be accessed, if available, or developed internally, if feasible. These delays could have a material adverse effect on our business, operating results and financial condition. It is possible that technology from others will not be available to us on commercially reasonable terms, if at all.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF OUR PRODUCTS FAIL TO PERFORM
PROPERLY

     Software products as complex as ours may contain undetected errors, or bugs, which result in product failures, or otherwise fail to perform in accordance with customer expectations. Our products may be particularly susceptible to bugs or performance degradation because of the emerging nature of Web technologies and the stress that may be placed on our products by the full deployment of our products over the Web to thousands of end-users. Product performance problems could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources or injury to our reputation, any of which could have a material adverse effect on our business, operating results and financial condition. Prior to November 1998, we warranted some of our products for five years, providing customers a right to refund a portion of the license fee if we are unable to correct an error in the product. To date, no customer has requested a refund under the warranty provisions. However, if we are required to refund significant portions of license fees, our business, operating results and financial condition could be materially adversely affected.

WE COULD INCUR SUBSTANTIAL COSTS AS A RESULT OF PRODUCT LIABILITY CLAIMS RELATING TO OUR CUSTOMERS' CRITICAL BUSINESS OPERATIONS

     Our products are critical to the operations of our customers' businesses. If one of our products fails, a customer may assert a claim for substantial damages against us, regardless of our responsibility for such failure. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Although we maintain general liability insurance, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

WE MAY BE AFFECTED BY UNEXPECTED YEAR 2000 TECHNOLOGY PROBLEMS

     Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This Year 2000 problem could result in miscalculations, data corruption, system failures or disruptions of operations. We are subject to potential Year 2000 problems affecting our products, our customers' systems, our internal systems and the systems of our vendors, any of which could have a material adverse effect on our business, operating results and financial condition.

     Changing purchasing patterns of customers impacted by Year 2000 issues may result in reduced resources available for purchases of interactive electronic business solutions. In addition, there can be no assurance that Year 2000 errors or defects will not be discovered in our internal software systems and, if such errors or defects are discovered, there can be no assurance that the costs of making such systems Year 2000 compliant will not be material.

     Year 2000 errors or defects in the internal systems maintained by our vendors could require us to incur significant unanticipated expenses to remedy any problems or replace affected vendors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Readiness Disclosure."

OUR COMMON STOCK IS PARTICULARLY SUBJECT TO VOLATILITY BECAUSE OF THE INDUSTRY THAT WE ARE IN

     The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology companies, particularly Web-related companies, have been extremely volatile, and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could adversely affect the market price of our common stock.

THE SIGNIFICANT CONTROL OVER STOCKHOLDER VOTING MATTERS WHICH MAY BE EXERCISED BY OUR EXECUTIVE OFFICERS AND DIRECTORS WILL DEPRIVE YOU OF THE ABILITY TO INFLUENCE CORPORATE ACTIONS

     Our executive officers and directors and their affiliates together control a majority of the outstanding common stock. As a result, these stockholders, if they act together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of Silknet, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of Silknet and might affect the market price of our common stock.

FUTURE SALES BY EXISTING SECURITY HOLDERS COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK

     If our existing stockholders sell a large number of shares of our common stock, the market price of the common stock could decline significantly. Moreover, the perception in the public market that our existing stockholders might sell shares of common stock could depress the market price of the common stock.

OUR BROAD DISCRETION IN USING CASH MAY NEGATIVELY IMPACT OUR FINANCIAL CONDITION

     In times of growth, Silknet's operating and investing activities may use more cash than they provide, thus requiring Silknet to obtain additional sources of financing. In addition, Silknet may need additional sources of financing for capital expenditures and material acquisitions of complementary businesses or technologies. Silknet may be unable to obtain additional sources of financing on favorable terms, if at all.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about Silknet's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Silknet is exposed to market risk related to changes in interest rates and foreign currency exchange rates. As of June 30, 1999, Silknet did not use derivative financial instruments for speculative or trading purposes.

  Interest Rate Risk

     Silknet invests its excess cash in high quality securities with maturities not exceeding ninety days and therefore would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

  Foreign Currency Exchange Risk

     To date, Silknet has not generated significant revenues originating outside the United States, and therefore, foreign currency fluctuations have not had a material effect on Silknet's operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and stockholders of Silknet Software, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, convertible preferred stock and stockholders' equity (deficit) and cash flows present fairly, in all material respects, the consolidated financial position of Silknet Software, Inc. ("Silknet") at June 30, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Silknet's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
July 19, 1999

                             SILKNET SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    JUNE 30,
                                                              ---------------------
                                                                1999        1998
                                                              --------    ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 57,352    $  9,045
  Accounts receivable, net of allowance for doubtful
     accounts of $275 and $0................................     3,985       1,547
  Prepaid expenses and other current assets.................       689         266
                                                              --------    --------
          Total current assets..............................    62,026      10,858
                                                              --------    --------
Property and equipment, net.................................     2,468       1,217
Other assets................................................       252          54
                                                              --------    --------
          Total assets......................................  $ 64,746    $ 12,129
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  1,176    $    208
  Accrued expenses..........................................     4,751         917
  Deferred revenue..........................................     2,187       1,013
  Note payable to bank, current portion.....................       133         249
                                                              --------    --------
          Total current liabilities.........................     8,247       2,387
                                                              --------    --------
  Note payable to bank......................................        89         222
Convertible preferred stock, $.01 par value; 15,000 shares
  authorized:
  Series A; Designated: 2,365 shares
     Issued and outstanding: no shares at June 30, 1999 and
     2,365 shares at June 30, 1998..........................        --       2,659
  Series B; Designated: 2,500 shares
     Issued and outstanding: no shares at June 30, 1999 and
     2,500 shares at June 30, 1998..........................        --       5,519
  Series C; Designated: 3,089 shares
     Issued and outstanding: no shares at June 30, 1999 and
     3,089 shares at June 30, 1998..........................        --      10,929
  Series D; Designated: 1,206 shares
     Issued and outstanding: no shares at June 30, 1999 and
     1998...................................................        --          --
                                                              --------    --------
          Total convertible preferred stock.................        --      19,107
                                                              --------    --------
Commitments and contingencies (Note K)
Stockholders' equity (deficit):
  Common stock, $.01 par value;
     Authorized: 50,000 shares
     Issued and outstanding: 15,547 and 2,628 shares at June
     30, 1999 and 1998, respectively........................       155          26
Additional paid-in capital..................................    75,619         887
Accumulated dividends on preferred stock....................        --      (1,093)
Deferred compensation.......................................      (711)       (125)
Other comprehensive income..................................         3          --
Accumulated deficit.........................................   (18,656)     (9,282)
                                                              --------    --------
       Total stockholders' equity (deficit).................    56,410      (9,587)
                                                              --------    --------
          Total liabilities and stockholders' equity
          (deficit).........................................  $ 64,746    $ 12,129
                                                              ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             SILKNET SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            FOR THE YEARS ENDED JUNE 30,
                                                           ------------------------------
                                                             1999       1998       1997
                                                           --------    -------    -------
Revenue:
  License................................................  $ 10,050    $ 2,977    $    75
  Services...............................................     3,868        670        119
                                                           --------    -------    -------
          Total revenue..................................    13,918      3,647        194
Cost of revenue:
  License................................................       317         32         29
  Services...............................................     3,399      1,354        312
                                                           --------    -------    -------
          Total cost of revenue..........................     3,716      1,386        341
                                                           --------    -------    -------
Gross margin.............................................    10,202      2,261       (147)
Operating expenses:
  Sales and marketing....................................    10,815      4,802        888
  Research and development...............................     5,990      2,409        961
  General and administrative.............................     3,407      1,187        696
                                                           --------    -------    -------
          Total operating expenses.......................    20,212      8,398      2,545
                                                           --------    -------    -------
Operating loss...........................................   (10,010)    (6,137)    (2,692)
Interest income (expense), net...........................       636        134        (60)
                                                           --------    -------    -------
Net loss.................................................    (9,374)    (6,003)    (2,752)
Accrued dividends for preferred stockholders.............     1,787        903        190
                                                           --------    -------    -------
Net loss attributable to common stockholders.............  $(11,161)   $(6,906)   $(2,942)
                                                           ========    =======    =======
Basic and diluted net loss per share.....................  $  (2.39)   $ (2.69)   $ (1.15)
Shares used in computing basic and diluted net loss
  per share..............................................     4,679      2,566      2,557

   The accompanying notes are an integral part of the consolidated financial statements.

                             SILKNET SOFTWARE, INC.

             CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                CONVERTIBLE PREFERRED                                 ACCUMULATED
                                        STOCK            COMMON STOCK    ADDITIONAL   DIVIDENDS ON                      OTHER
                                ---------------------   --------------    PAID-IN      PREFERRED       DEFERRED     COMPREHENSIVE
                                 SHARES       VALUE     SHARES   VALUE    CAPITAL        STOCK       COMPENSATION      INCOME
                                ---------   ---------   ------   -----   ----------   ------------   ------------   -------------
Balance at June 30, 1996......       --     $     --     2,555   $ 26     $   818       $    --         $(351)           $--
  Issuance of common stock....       --           --         3     --           2            --            --             --
  Issuance of Series A
    Convertible Participating
    Preferred Stock, net of
    offering costs............    2,365        2,252        --     --          --            --            --             --
  Issuance of Series B
    Convertible Participating
    Preferred Stock, net of
    offering costs............    2,500        4,990        --     --          --            --            --             --
  Issuance of common stock
    purchase warrants.........       --           --        --     --          47            --            --             --
  Stock options cancelled.....       --           --        --     --         (49)           --            49             --
  Amortization of deferred
    compensation..............       --           --        --     --          --            --            93             --
  Accrued dividends for
    preferred stockholders....       --          190        --     --          --          (190)           --             --
  Net loss....................       --           --        --     --          --            --            --             --
                                 ------     --------    ------   ----     -------       -------         -----            ---
Balance at June 30, 1997......    4,865        7,432     2,558     26         818          (190)         (209)            --
  Issuance of common stock
    under stock option
    plans.....................       --           --        70     --          69            --            --             --
  Issuance of Series C
    Convertible Participating
    Preferred Stock, net of
    offering costs............    3,089       10,772        --     --          --            --            --             --
  Amortization of deferred
    compensation..............       --           --        --     --          --            --            84             --
  Accrued dividends for
    preferred stockholders....       --          903        --     --          --          (903)           --             --
  Net loss....................       --           --        --     --          --            --            --             --
                                 ------     --------    ------   ----     -------       -------         -----            ---
Balance at June 30, 1998......    7,954       19,107     2,628     26         887        (1,093)         (125)            --
  Issuance of common stock
    under stock option
    plans.....................       --           --       309      3         359            --            --             --
  Issuance of Series D
    Convertible Preferred
    Stock, net of offering
    costs.....................    1,206        8,788        --     --          --            --            --             --
  Accrued dividends for
    preferred stockholders....       --        1,787        --     --          --        (1,787)           --             --
  Conversion of Convertible
    Participating Preferred
    Stock and Convertible
    Preferred Stock...........   (9,160)     (29,682)    9,160     92      26,711         2,880            --             --
  Issuance of common stock in
    initial public offering,
    net of offering costs.....       --           --     3,450     34      46,906            --            --             --
  Deferred compensation
    related to grant of stock
    options...................       --           --        --     --         769            --          (769)            --
  Stock options cancelled.....       --           --        --     --         (13)           --            13             --
  Amortization of deferred
    compensation..............       --           --        --     --          --            --           170             --
  Net loss....................       --           --        --     --          --            --            --             --
  Other comprehensive
    income....................       --           --        --     --          --            --            --              3
                                 ------     --------    ------   ----     -------       -------         -----            ---
Balance at June 30, 1999......       --     $     --    15,547   $155     $75,619       $    --         $(711)           $ 3
                                 ======     ========    ======   ====     =======       =======         =====            ===


                                                   TOTAL
                                ACCUMULATED    STOCKHOLDERS'
                                  DEFICIT     EQUITY (DEFICIT)
                                -----------   ----------------
Balance at June 30, 1996......   $   (527)        $   (34)
  Issuance of common stock....         --               2
  Issuance of Series A
    Convertible Participating
    Preferred Stock, net of
    offering costs............         --              --
  Issuance of Series B
    Convertible Participating
    Preferred Stock, net of
    offering costs............         --              --
  Issuance of common stock
    purchase warrants.........         --              47
  Stock options cancelled.....         --              --
  Amortization of deferred
    compensation..............         --              93
  Accrued dividends for
    preferred stockholders....         --            (190)
  Net loss....................     (2,752)         (2,752)
                                 --------         -------
Balance at June 30, 1997......     (3,279)         (2,834)
  Issuance of common stock
    under stock option
    plans.....................         --              69
  Issuance of Series C
    Convertible Participating
    Preferred Stock, net of
    offering costs............         --              --
  Amortization of deferred
    compensation..............         --              84
  Accrued dividends for
    preferred stockholders....         --            (903)
  Net loss....................     (6,003)         (6,003)
                                 --------         -------
Balance at June 30, 1998......     (9,282)         (9,587)
  Issuance of common stock
    under stock option
    plans.....................         --             362
  Issuance of Series D
    Convertible Preferred
    Stock, net of offering
    costs.....................         --              --
  Accrued dividends for
    preferred stockholders....         --          (1,787)
  Conversion of Convertible
    Participating Preferred
    Stock and Convertible
    Preferred Stock...........         --          29,683
  Issuance of common stock in
    initial public offering,
    net of offering costs.....         --          46,940
  Deferred compensation
    related to grant of stock
    options...................         --              --
  Stock options cancelled.....         --              --
  Amortization of deferred
    compensation..............         --             170
  Net loss....................     (9,374)         (9,374)
  Other comprehensive
    income....................         --               3
                                 --------         -------
Balance at June 30, 1999......   $(18,656)        $56,410
                                 ========         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             SILKNET SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                FOR THE YEARS ENDED JUNE 30,
                                                                -----------------------------
                                                                 1999       1998       1997
                                                                -------    -------    -------
Cash flows from operating activities:
  Net loss..................................................    $(9,374)   $(6,003)   $(2,752)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................        751        339        187
     Provision for doubtful accounts........................        275         --         --
     (Gain) loss on disposal of equipment...................        (11)         4         --
     Amortization of deferred compensation..................        170         84         93
     Stock issued for services..............................         --         --          3
     Changes in operating assets and liabilities:
       Accounts receivable..................................     (2,713)    (1,514)        23
       Prepaid expenses and other current assets............       (423)      (206)       (23)
       Other assets.........................................       (198)       (25)       (60)
       Accounts payable.....................................        968        (57)       232
       Accrued expenses.....................................      3,834        800         94
       Deferred revenue.....................................      1,174        859        155
                                                                -------    -------    -------
          Net cash used in operating activities.............     (5,547)    (5,719)    (2,048)
                                                                -------    -------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................     (2,002)    (1,059)      (555)
  Proceeds from dispositions of property and equipment......         12         27         --
                                                                -------    -------    -------
          Net cash used in investing activities.............     (1,990)    (1,032)      (555)
                                                                -------    -------    -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of issuance
     costs..................................................     46,940         --         --
  Proceeds from exercise of common stock options............        362         70         --
  Proceeds from issuance of notes payable and warrants......         --        400        510
  Payments on notes payable.................................       (249)      (198)      (187)
  Proceeds from issuance of preferred stock, net of issuance
     costs..................................................      8,788     10,772      6,992
                                                                -------    -------    -------
          Net cash provided by financing activities.........     55,841     11,044      7,315
                                                                -------    -------    -------
Net increase in cash and cash equivalents...................     48,304      4,293      4,712
Effect of exchange rate changes on cash and cash
  equivalents...............................................          3         --         --
                                                                -------    -------    -------
Cash and cash equivalents at beginning of year..............      9,045      4,752         40
Cash and cash equivalents at end of year....................    $57,352    $ 9,045    $ 4,752
                                                                =======    =======    =======
Supplemental schedule of cash flow information:
  Interest paid.............................................    $    30    $    39    $    15
  Income taxes paid.........................................    $    19    $    12    $    --
Supplemental schedule of non-cash financing activity:
  Settlement of debt through issuance of Series A
     Convertible Participating Preferred Stock..............    $    --    $    --    $   250

   The accompanying notes are an integral part of the consolidated financial statements.

                             SILKNET SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF THE BUSINESS:

     Silknet provides software that allows companies to offer their customers personalized marketing, sales, electronic commerce and customer support services through a single Web site interface tailored by the company to meet its customer requirements.

     Silknet is subject to risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of the Internet, dependence on principal products and third party technology, new product development, new product introductions and other activities of competitors, dependence on key personnel, reliance on a limited number of distributors, international expansion, lengthening sales cycle and limited operating history.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements include the accounts of Silknet and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of deferred tax assets.

  Cash and Cash Equivalents

     Silknet considers money market mutual funds and all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents. Silknet invests its excess cash in money market funds and short-term investments which management believes are subject to minimal market and credit risk.

  Property and Equipment

     Property and equipment are stated at cost and are depreciated over their estimated useful lives, generally three years, using the straight-line method. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in operations. Repair and maintenance costs are expensed as incurred.

  Income Taxes

     Silknet accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled.

                             SILKNET SOFTWARE, INC.

  Fair Value of Financial Instruments

     The carrying amounts of Silknet's financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values at June 30, 1999.

  Revenue Recognition

     Silknet recognizes revenue from software licenses upon delivery to customers provided no significant post-delivery obligations or uncertainties remain and collection of the related receivable is probable. License or services revenue subject to a significant acceptance clause is deferred until acceptance is received from the customer. Revenue under arrangements where multiple products or services are sold together under one contract is allocated to each element based on their relative fair values, with these fair values being determined using the price charged when that element is sold separately. For agreements with specified upgrade rights, the revenue related to such upgrade rights is deferred until the specified upgrade is delivered. Training and consulting services revenue is recognized as services are provided and revenue for maintenance and post-contract customer support services is recognized ratably over the term of the service agreement.

  Concentrations of Credit Risk and Significant Customers

     A potential exposure to Silknet is a concentration of credit risk in trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed, although collateral generally is not required. As of June 30, 1999, two customers accounted for 28% and 15% of accounts receivable, while three customers accounted for 34%, 25% and 11% of accounts receivable as of June 30, 1998. In addition, two customers accounted for 21% and 17% of total revenue for the year ended June 30, 1999, while five customers accounted for 20%, 14%, 11%, 10% and 10% of total revenue for the year ended June 30, 1998 and four customers accounted for 34%, 27%, 16% and 14% of total revenue for the year ended June 30, 1997.

  Research and Development and Software Development Costs

     Costs incurred in the research and development of Silknet's products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility (as defined by Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed") and capitalized thereafter. To date, no research and development costs have been capitalized.

  Accounting for Stock-Based Compensation

     Silknet accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of Silknet's common stock at the date of grant. Silknet has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (Note J). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

                             SILKNET SOFTWARE, INC.

  Net Loss Per Share

     Net loss per share is computed under SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Net loss used in the calculation is increased by the accrued dividends for the Preferred Stock outstanding in each year. Diluted loss per share does not differ from basic loss per share since potential common shares from conversion of preferred stock, stock options and warrants are anti-dilutive for all periods presented and are therefore excluded from the calculation. During the years ended June 30, 1999, 1998 and 1997, options to purchase 2,474,189, 1,506,092 and 1,220,158 shares of common stock, respectively, Preferred Stock convertible into 9,159,654, 7,953,741 and 4,864,584 shares of common stock, respectively, and warrants to purchase 750,000, 750,000 and 750,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share since their inclusion would be antidilutive.

  Stock Split

     In February 1999, Silknet reincorporated from New Hampshire to Delaware. In connection with the reincorporation, Silknet effected a one-for-two exchange of all common and preferred stock and assigned a par value of $.01 per share to the common stock. Additionally, Silknet increased the number of shares of authorized common stock to 50,000,000 and authorized preferred stock to 15,000,000. All references to shares and per share amounts in the financial statements and related footnotes have been adjusted to reflect the exchange and the new par value for all periods presented.

  Comprehensive Income

     On July 1, 1998, Silknet adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 is effective for Silknet's fiscal year ending June 30, 1999 including interim periods for that year. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statement of convertible preferred stock and stockholders' equity (deficit). Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements. Management determined that SFAS No. 130 had no significant impact on Silknet's financial statements through June 30, 1999.

  Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement changes the way that public business enterprises report segment information, including financial and descriptive information about their selected segment information. Under SFAS No. 131, operating segments are defined as revenue-producing components of the enterprise which are generally used internally for evaluating segment performance. SFAS No. 131 is effective for Silknet's fiscal year ending June 30, 1999. Management determined that SFAS No. 131 had no significant impact on Silknet's financial statements through June 30, 1999.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits and is effective for Silknet's fiscal year ending June 30, 1999.

                             SILKNET SOFTWARE, INC.

Management determined that SFAS No. 132 had no significant impact on Silknet's financial statements through June 30, 1999.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Silknet does not expect SFAS No. 133 to have a material effect on its financial position or results of operations.

     In February 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SoP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SoP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. Silknet does not expect SoP 98-1, which is effective for Silknet beginning July 1, 1999, to have a material effect on its financial position or results of operations.

     In April 1998, the AcSEC issued SoP 98-5, "Reporting on the Costs of Start-Up Activities." Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. Under SoP 98-5, the cost of start-up activities should be expensed as incurred. SoP 98-5 is effective for Silknet beginning July 1, 1999 and Silknet does not expect its adoption to have a material effect on its financial position or results of operations.

C.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):

                                                                  JUNE 30,
                                                               ---------------
                                                                1999     1998
                                                               ------   ------
Computers...................................................   $2,332   $1,032
Furniture and fixtures......................................      961      525
Leasehold improvements......................................      366      103
                                                               ------   ------
                                                                3,659    1,660
Less accumulated depreciation and amortization..............   (1,191)    (443)
                                                               ------   ------
          Total.............................................   $2,468   $1,217
                                                               ======   ======

Depreciation and amortization expense for the years ended June 30, 1999, 1998 and 1997 was approximately $751,000, $339,000 and $94,000, respectively.

                             SILKNET SOFTWARE, INC.

D.  ACCRUED EXPENSES:

     Accrued expenses consist of (in thousands):

                                                                   JUNE 30,
                                                                --------------
                                                                 1999     1998
                                                                ------    ----
Commissions, bonuses and other incentives...................    $1,849    $334
Vacation....................................................       448     196
Royalties...................................................       100      16
Professional services.......................................       604      72
Marketing...................................................       542      74
Sales tax...................................................       660     113
Other.......................................................       548     112
                                                                ------    ----
          Total.............................................    $4,751    $917
                                                                ======    ====

E.  INCOME TAXES:

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                                     JUNE 30,
                                                                ------------------
                                                                 1999       1998
                                                                -------    -------
Deferred tax assets (liabilities):
  Organizational and start-up costs, capitalized for tax....    $     4    $     8
  Fixed assets..............................................         76        (36)
  Accrued expenses..........................................        256         97
  Deferred compensation.....................................        214        146
  Research and experimentation credit.......................         87         37
  Allowance for doubtful accounts...........................        172         --
  Net operating loss carryforwards..........................      6,172      2,996
                                                                -------    -------
                                                                  6,981      3,248
     Less valuation allowance...............................     (6,981)    (3,248)
                                                                -------    -------
          Net deferred tax assets...........................    $    --    $    --
                                                                =======    =======

     In assessing the realizability of deferred tax assets, Silknet considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the fact that Silknet has incurred net losses to date and expects to experience net losses in the near future, there is substantial doubt about whether Silknet will have sufficient future taxable income necessary to utilize the deferred tax assets over the periods which the deferred tax assets are deductible for federal and state income tax purposes. As a result, a 100% valuation allowance has been applied against Silknet net deferred tax assets.

                             SILKNET SOFTWARE, INC.

     The following reconciles the difference between the federal statutory rate and Silknet's effective tax rate (in thousands):

                                                                     YEAR ENDED JUNE 30,
                                                                -----------------------------
                                                                 1999       1998       1997
                                                                -------    -------    -------
U.S. federal statutory rate.................................    $(3,187)   $(2,041)   $  (936)
State income taxes, net.....................................       (554)       (28)       (22)
Research and experimentation tax credit.....................        (50)        --        (37)
Other.......................................................         58         17          2
Change in valuation allowance...............................      3,733      2,052        993
                                                                -------    -------    -------
                                                                $    --    $    --    $    --
                                                                =======    =======    =======

     At June 30, 1999, Silknet has net operating loss carryforwards of approximately $16,600,000 for federal, state, and foreign income tax purposes which expire beginning in 2012. Under the provisions of the Internal Revenue Code, certain substantial changes in Silknet's ownership may have limited, or may limit in the future, the amount of net operating loss and research and experimentation credit carryforwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon Silknet's value prior to an ownership change.

F.  LINES OF CREDIT AND NOTES PAYABLE:

  Lines of Credit

     During 1996, Silknet maintained a $125,000 line of credit with a bank. Interest on the borrowings were at the bank's prime rate (8.25% at June 30, 1996) plus 2%. Borrowings outstanding under the line totaled approximately $72,000 at June 30, 1996. This line of credit was repaid and terminated in 1997.

     During March 1997, Silknet entered into an equipment loan agreement under which Silknet was able to borrow up to $300,000 to finance fixed asset purchases. Advances under this facility were to be repaid over a 24-month period, commencing on April 30, 1997. Interest on borrowings were at the bank's prime rate plus 2%. Borrowings under the facility were collateralized by all assets of Silknet. Silknet was required to meet certain minimum financial covenants for tangible net worth and liquidity with which Silknet was in compliance. This line of credit was repaid and terminated in 1999.

     During December 1997, Silknet entered into an equipment loan agreement under which Silknet may borrow up to $400,000 to finance fixed asset purchases. Advances under this facility are to be repaid over a 36-month period, commencing on March 31, 1998. The facility bears interest at the bank's prime rate (7.75% at June 30, 1999) plus 1%. Borrowings under the facility are collateralized by all assets of Silknet. Silknet is required to meet certain minimum financial covenants for tangible net worth and liquidity with which Silknet has been in compliance. At June 30, 1999, the balance outstanding totaled approximately $222,000.

     During March 1999, Silknet entered into a new bank line of credit which allows Silknet to borrow up to $3.0 million for working capital purposes and for the issuance of letters of credit. The line of credit expires in March 2000. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate (7.75% at June 30, 1999) plus 0.5%. Borrowings under the line of credit are collateralized by all assets of Silknet. Silknet is required to meet certain minimum financial covenants for tangible net worth and liquidity with which Silknet

                             SILKNET SOFTWARE, INC.

has been in compliance. At June 30, 1999, there were no amounts outstanding under the line of credit.

     At June 30, 1999, payments of principal and interest on existing debt were due as follows (in thousands):

Fiscal year ending June 30,
  2000......................................................  $148
  2001......................................................    92
                                                              ----
  Total payments............................................   240
  Less amounts representing interest........................    18
                                                              ----
Total debt..................................................  $222
Less current portion........................................   133
                                                              ----
                                                              $ 89
                                                              ====

  Notes Payable

     During May 1996, Silknet entered into a Note and Warrant Purchase Agreement with a private investor. Under the agreement, Silknet may borrow up to $250,000 and must issue warrants to purchase 250,000 shares of Silknet's common stock at $1.00 per share. In May 1996, Silknet issued a demand subordinated note payable under the agreement in the amount of $125,000 in exchange for cash and issued a warrant to purchase 125,000 shares of Silknet's common stock at $1.00 per share. This warrant expires in May 2002. In July 1996, Silknet issued another demand subordinated note payable under the agreement in the amount of $125,000 in exchange for cash and an additional warrant to purchase 125,000 shares of Silknet's common stock at $1.00 per share. This warrant expires in July 2002 (Note G). The fair value of each warrant at the time of issuance was estimated to be approximately $47,000, which was recorded as additional paid-in capital and reduced the carrying value of the debt. The fair value was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, volatility of 0%, risk free interest rate of 6.5% and an expected life of 5 years. The discount on each note of $47,000 was amortized over the estimated life of the note of six months.

     In November 1996, Silknet repaid the full amount due under each demand subordinated note by issuing 268,388 shares of Series A Convertible Participating Preferred Stock (Note H). No gain or loss was recognized on the exchange.

G.  COMMON STOCK WARRANTS:

     During May 1996, Silknet issued a warrant to purchase 125,000 shares of common stock at $1.00 per share in connection with the first draw of $125,000 under a bridge loan agreement with Zero Stage Capital V, L.P. During July 1996, Silknet issued an additional warrant to purchase 125,000 shares of common stock in connection with the second draw of $125,000 under the bridge loan agreement with Zero Stage Capital V, L.P. (Note F). The total consideration received under each issuance was allocated between the note and the warrants based upon their relative fair values at the date of issuance. The estimated fair value at the time of issuance assigned to each issue of the warrants was approximately $47,000 and was recorded as additional paid-in capital, thus reducing the carrying value of the debt. The discount on the note of $94,000 was amortized over the estimated life of the note of six months. One warrant expires in May 2002 and the other expires in July 2002.

                             SILKNET SOFTWARE, INC.

     During 1997, in connection with the issuance of the Series B Convertible Participating Preferred Stock, Silknet issued warrants to purchase 500,000 shares of common stock at $2.20 per share. The warrants expire in June 2003. The estimated fair value of the warrants at the time of issuance using the Black-Scholes model was insignificant.

H.  CONVERTIBLE PREFERRED STOCK:

     In October 1996, Silknet issued 2,364,584 shares of Series A Convertible Participating Preferred Stock ("Series A Preferred Stock") at $0.96 per share to private investors for total consideration of $2,251,683 (net of offering costs of $18,317). Of the total consideration, $250,000 was paid by one investor through the cancellation of demand subordinated notes payable issued by Silknet (Note F).

     The Series A Preferred Stock is voting. Dividends accrue annually and are cumulative at a rate of 10% of the original purchase price of $0.96 per share, on a per share basis. Dividends must be paid before any other dividends can be declared or paid on any other class of preferred stock or on any class of common stock. The Series A Preferred Stock is convertible at any time by the holders, at the then applicable conversion rate adjusted from time to time (one to one on the date of issuance). The Series A Preferred Stock is redeemable at the option of the holder beginning in May 2003 if Silknet has not made a qualified initial public offering of its common stock, as defined. Upon liquidation, holders of Series A Preferred Stock are entitled to receive, out of funds then generally available, $0.96 per share, plus any accrued and unpaid dividends, thereon. Following payment to holders of all other classes of preferred stock subordinate to the Series A Preferred Stock, holders of Series A Preferred Stock are then entitled to share in remaining available funds on an "as if converted" basis with holders of common stock.

     In June 1997, the Company issued 2,500,000 shares of Series B Convertible Participating Preferred Stock ("Series B Preferred Stock") at $2.00 per share to private investors for total consideration of $4,989,954 (net of offering costs of $10,046).

     The Series B Preferred Stock is voting. Dividends accrue annually and are cumulative at a rate of 10% of the original purchase price of $2.00 per share, on a per share basis. Dividends must be paid before any other dividends can be declared or paid on any class of common stock. The Series B Preferred Stock is convertible at any time by the holders, at the then applicable conversion rate as adjusted from time to time (one to one on the date of issuance). The Series B Preferred Stock is redeemable at the option of the holder beginning in May 2003 if Silknet has not made a qualified initial public offering of its common stock, as defined. Upon liquidation, holders of Series B Preferred Stock are entitled to receive, out of funds then generally available, $2.00 per share, plus any accrued and unpaid dividends, thereon. Following payment to holders of all other classes of preferred stock subordinate to the Series B Preferred Stock, holders of Series B Preferred Stock are then entitled to share in remaining available funds on an "as if converted" basis with holders of common stock.

     In May 1998, Silknet issued 3,089,157 shares of Series C Convertible Participating Preferred Stock ("Series C Preferred Stock") at $3.498117 per share to private investors for total consideration of $10,772,583 (net of offering costs of $33,642).

     The Series C Preferred Stock is voting. Dividends accrue annually and are cumulative at a rate of 10% of the original purchase price of $3.498117 per share, on a per share basis. Dividends must be paid before any other dividends can be declared or paid on any class of common stock. The Series C Preferred Stock is convertible at any time by the holders, at the then applicable conversion rate as adjusted from time to time (one to one on the date of issuance). The Series C Preferred Stock is

                             SILKNET SOFTWARE, INC.

redeemable at the option of the holder beginning in May 2003 if Silknet has not made a qualified initial public offering of its common stock, as defined. Upon liquidation, holders of Series C Preferred Stock are entitled to receive, out of funds then generally available, $3.498117 per share, plus all accrued and unpaid dividends thereon. Following payment to holders of all other classes of preferred stock subordinate to the Series C Preferred Stock, holders of Series C Preferred Stock are then entitled to share in remaining available funds on an "as if converted" basis with holders of common stock.

     In February 1999, Silknet issued 1,205,913 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at $7.324109 per share to private investors for total consideration of $8,788,463 (net of offering costs of $43,775).

     The Series D Preferred Stock is voting. Dividends accrue annually and are cumulative at a rate of 10% of the original purchase price of $7.324109 per share, on a per share basis. Dividends must be paid before any other dividends can be declared or paid on any other classes of common stock. The Series D Preferred Stock is convertible at any time by the holders, at the then applicable conversion rate as adjusted from time to time (one to one on the date of issuance). The Series D Preferred Stock is redeemable at the option of the holder beginning in February 2004 if Silknet has not made a qualified initial public offering of its common stock, as defined. Upon liquidation, holders of Series D Preferred Stock are entitled to receive, out of funds then generally available, $7.324109 per share, plus all accrued and unpaid dividends.

     Upon the closing of the initial public offering, all outstanding shares of Preferred Stock automatically converted into shares of common stock as follows:

                                                      SHARES OF
SERIES                                               COMMON STOCK
------                                               ------------
Series A Preferred Stock...........................   2,364,584
Series B Preferred Stock...........................   2,500,000
Series C Preferred Stock...........................   3,089,157
Series D Preferred Stock...........................   1,205,913
                                                      ---------
                                                      9,159,654
                                                      =========

I.  PUBLIC OFFERING:

     In February 1999, the Board of Directors authorized Silknet management to file a Registration Statement with the Securities and Exchange Commission permitting Silknet to sell shares of its common stock in an initial public offering. The 9,159,654 outstanding shares of Series A, Series B, Series C and Series D Preferred Stock converted into 9,159,654 shares of common stock (Note
H).

     In May 1999, Silknet offered for sale 3,450,000 shares of common stock. Silknet received net proceeds from the offering of approximately $46,940,000.

J.  STOCK OPTIONS:

     The 1999 Stock Option and Incentive Plan (the "1999 Option Plan") was adopted by the Board of Directors and received stockholder approval in February 1999. A total of 1,000,000 shares of common stock have initially been reserved for issuance under the 1999 Option Plan. The 1999 Option

                             SILKNET SOFTWARE, INC.

Plan provides that the number of shares authorized for issuance will automatically increase by 5% of the outstanding number of shares of common stock on December 31, 1999, 2000 and 2001 up to a maximum of an additional 2,500,000 shares of common stock. Under the terms of the 1999 Option Plan, Silknet is authorized to grant incentive stock options as defined under the Internal Revenue Code, non-qualified options, stock awards or opportunities to make direct purchases of common stock to employees, officers, directors, consultants and advisors of Silknet and its subsidiaries. The 1999 Option Plan is administered by the Silknet Compensation Committee. The Silknet Compensation Committee selects the individuals to whom options will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 1999 Option Plan. Options granted under the 1999 Option Plan will expire on a date determined by the Compensation Committee, not to exceed 10 years. As of June 30, 1999, options to purchase 414,775 shares of Silknet common stock had been granted under the 1999 Option Plan.

     The 1999 Non-Employee Director Stock Option Plan (the "Director Plan") was adopted by the Board of Directors and received stockholder approval in February 1999 and became effective on the date on which Silknet's common stock was registered under the Exchange Act. A total of 350,000 shares of common stock have been authorized for issuance under the Director Plan. The Director Plan is administered by the Silknet Compensation Committee. Under the Director Plan, each non-employee director who was a member of the Board of Directors was automatically granted on the date the common stock was registered under the Exchange Act or, if not a director on that date, the date first elected to the Board of Directors, an initial option to purchase 10,000 shares of common stock. In addition, provided that the director continues to serve as a member of the Board of Directors, each non-employee director will be automatically granted on the third anniversary of his or her initial option grant date and each three years thereafter an option to purchase 10,000 shares of common stock. Provided that the director continues to serve as a member of the Board of Directors, one-third of the shares included in each grant will become exercisable on each of the first, second and third anniversaries of the date of grant. If a director fails to attend at least 75% of the Board of Directors meetings held in a fiscal year, that director will forfeit his or her rights with respect to the option installment which vested on the preceding vesting date, in proportion to the percentage of Board of Directors meetings not attended. All options granted under the Director Plan will have an exercise price equal to the fair market value of the common stock on the date of grant and a term of ten years from the date of grant. As of June 30, 1999, options to purchase 50,000 shares of Silknet common stock had been granted under the Director Plan.

     Silknet also has an Employee Stock Option Plan (the "1995 Option Plan") which provides for the issuance of options to purchase up to 2,391,900 shares of Silknet's common stock to eligible employees, officers, directors, consultants and advisors of Silknet. As of June 30, 1999, options to purchase 2,388,826 shares of Silknet common stock had been granted under the 1995 Option Plan. Under the 1995 Option Plan, the Board of Directors may award incentive and non-qualified stock options. Stock options entitle the holder to purchase common stock from Silknet for a specified exercise price, during a period specified by the applicable option agreement. Generally, the options vest over four years. Incentive stock options may not be granted with an exercise price less than the fair market value of Silknet's common stock at the date of grant or for a term exceeding ten years. The exercise price of each non-qualified stock option shall be specified by the Board of Directors.

                             SILKNET SOFTWARE, INC.

     Stock option activity for the years ended June 30, 1997, 1998 and 1999 is as follows:

                                                                EXERCISE PRICE
                                        EXERCISE PRICE         LESS THAN GRANT
                                         EQUALS GRANT          DATE STOCK FAIR
                                    DATE STOCK FAIR VALUE           VALUE                  TOTAL
                                    ----------------------   --------------------   --------------------
                                                 WEIGHTED                WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                      NUMBER     EXERCISE     NUMBER     EXERCISE    NUMBER     EXERCISE
                                    OF SHARES      PRICE     OF SHARES    PRICE     OF SHARES    PRICE
                                    ----------   ---------   ---------   --------   ---------   --------
Outstanding at June 30, 1996......    173,250      $1.00      497,150     $0.02       670,400    $0.27
Granted...........................    634,500       1.00           --        --       634,500     1.00
Cancelled.........................    (84,742)      1.00           --        --       (84,742)    1.00
                                    ---------      -----      -------     -----     ---------    -----
Outstanding at June 30, 1997......    723,008      $1.00      497,150     $0.02     1,220,158    $0.60
Granted...........................    400,375       1.04           --        --       400,375     1.04
Exercised.........................    (69,725)      1.00           --        --       (69,725)    1.00
Cancelled.........................    (44,716)      1.04           --        --       (44,716)    1.04
                                    ---------      -----      -------     -----     ---------    -----
Outstanding at June 30, 1998......  1,008,942      $1.01      497,150     $0.02     1,506,092    $0.69
Granted...........................    960,750       9.18      442,350      4.42     1,403,100     7.68
Exercised.........................   (309,194)      1.17         (493)     1.75      (309,687)    1.17
Cancelled.........................   (121,566)      1.60       (3,750)     1.75      (125,316)    1.60
                                    ---------      -----      -------     -----     ---------    -----
Outstanding at June 30, 1999......  1,538,932      $6.03      935,257     $2.09     2,474,189    $4.55
                                    =========      =====      =======     =====     =========    =====

As of June 30, 1999, 588,311 shares were available for grant under the 1999 Option Plan and 1995 Option Plan.

     The following table summarizes information about stock options outstanding at June 30, 1999:

                                                                        VESTED AND EXERCISABLE
                                                         WEIGHTED-      -----------------------
                                                          AVERAGE                    WEIGHTED-
                                                         REMAINING                    AVERAGE
                                          NUMBER        CONTRACTUAL       NUMBER      EXERCISE
EXERCISE PRICE                          OUTSTANDING   LIFE (IN YEARS)   OF SHARES      PRICE
--------------                          -----------   ---------------   ----------   ----------
$ 0.02................................     497,150         6.15          467,851       $0.02
$ 1.00................................     726,898         7.67          283,320        1.00
$ 1.75................................     649,166         9.20           89,079        1.75
$ 5.50- 7.32..........................     236,000         9.73               --          --
$11.00-15.00..........................     140,450         9.84               --          --
$24.81-35.56..........................     219,775         9.96               --          --
$41.56-46.38..........................       4,750         9.88               --          --
                                         ---------         ----          -------       -----
$ 0.02-46.38..........................   2,474,189         8.29          840,250       $0.53
                                         =========         ====          =======       =====

     Silknet records deferred compensation for options issued with exercise prices below the fair value of common stock. Deferred compensation is amortized and recorded as compensation expense ratably over the vesting period of the options. Compensation expense of approximately $170,000, $84,000 and $93,000 was recognized during the years ended June 30, 1999, 1998 and 1997, respectively.

     Silknet applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plans. Silknet has adopted the disclosure-only provisions of

                             SILKNET SOFTWARE, INC.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for the employee stock option plans as calculated under SFAS 123.

     Had compensation cost for Silknet's stock option plan been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997, consistent with the provisions of SFAS 123, Silknet's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                             YEAR ENDED JUNE 30,
                                                         ----------------------------
                                                           1999      1998      1997
                                                         --------   -------   -------
Net loss -- as reported...............................   $(11,161)  $(6,906)  $(2,942)
Net loss -- pro forma.................................   $(12,249)  $(7,090)  $(3,120)
Basic and diluted net loss per share -- as reported...   $  (2.39)  $ (2.69)  $ (1.15)
Basic and diluted net loss per share -- pro forma.....   $  (2.62)  $ (2.76)  $ (1.22)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in each of the following periods:

                                                               YEAR ENDED JUNE 30,
                                                          -----------------------------
                                                           1999       1998       1997
                                                          -------    -------    -------
Dividend yield........................................    0%         0%         0%
Expected volatility...................................    85%        0%         0%
Risk free interest rate...............................    5.0%       5.5%       6.0%
Expected lives........................................    5 years    5 years    5 years

     The weighted average grant date fair values using the Black-Scholes option pricing model were:

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Exercise price equals grant date stock fair value.........    $7.28    $0.37    $0.35
Exercise price less than grant date stock fair value......    $5.11       --       --
All options...............................................    $6.59    $0.37    $0.35

     The effects of applying SFAS 123 in this disclosure are not indicative of future amounts. Additional grants in future years are anticipated.

     On February 23, 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows for the issuance of 350,000 shares of Silknet's common stock to eligible employees. Under the Purchase Plan, Silknet is authorized to make a series of offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase
Plan), whichever is lower. The first offering period of the Purchase Plan commenced upon the initial public offering of the common stock to the public and shall end on January 31, 2000.

                             SILKNET SOFTWARE, INC.

K.  COMMITMENTS AND CONTINGENCIES:

     Silknet leases office space and equipment under non-cancelable operating leases extending through July 2004. Certain of these leases contain renewal options and provisions that adjust the lease payment based upon change in the consumer price index and require Silknet to pay operating costs, including property taxes, insurance and maintenance. Rent expense under non-cancelable operating leases totaled approximately $692,000, $292,000 and $83,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

     The following is a schedule of future minimum lease payments under noncancelable operating leases with initial terms in excess of one year at June 30, 1999 (in thousands):

     Fiscal Years ending June 30:

2000................................................  $1,085
2001................................................   1,132
2002................................................   1,170
2003................................................   1,228
2004................................................     890
Thereafter..........................................      45

L.  EMPLOYEE BENEFIT PLAN:

     Silknet maintains a 401(k) plan qualified under Section 401(k) of the Internal Revenue Code. All Silknet employees are eligible to participate in the 401(k) plan. Under the 401(k) plan, a participant may contribute a maximum of 20% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit -- $10,000 in 1999) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the Board of Directors, Silknet may make discretionary profit-sharing contributions into the 401(k) plan for all eligible employees. To date, Silknet has made no profit-sharing contributions to the 401(k) plan.

M.  RELATED PARTY TRANSACTIONS:

     During the years ended June 30, 1999, 1998 and 1997, Silknet recognized license and services revenue from transactions with affiliated companies of approximately $16,000, $56,000 and $31,000, respectively. Additionally, Silknet recognized license and service revenue from transactions with an investor of approximately $1,006,000 during the year ended June 30, 1999.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly supplemental consolidated financial information for each quarter of fiscal 1999 and 1998.

                                                                     QUARTER ENDED
                                ---------------------------------------------------------------------------------------
                                JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31    SEPT. 30,
                                  1999       1999       1998       1998        1998       1998       1997       1997
                                --------   --------   --------   ---------   --------   --------   --------   ---------
                                                                    (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenue:
  License.....................  $ 3,577    $ 2,785    $ 2,040     $ 1,648    $ 1,250    $ 1,218    $   366     $   142
  Services....................    1,180        833      1,234         621        303        240        111          17
                                -------    -------    -------     -------    -------    -------    -------     -------
    Total revenue.............    4,757      3,618      3,274       2,269      1,553      1,458        477         159
Cost of revenue:
  License.....................       52         82         91          92         14         13          4           1
  Services....................    1,131        749        981         538        453        327        337         237
                                -------    -------    -------     -------    -------    -------    -------     -------
    Total cost of revenue.....    1,183        831      1,072         630        467        340        341         238
                                -------    -------    -------     -------    -------    -------    -------     -------
Gross margin..................    3,574      2,787      2,202       1,639      1,086      1,118        136         (79)
Operating expenses:
  Sales and marketing.........    3,734      2,846      2,343       1,892      1,779      1,209        982         832
  Research and development....    2,277      1,438      1,270       1,005        813        651        501         443
  General and
    administrative............    1,234        883        660         630        388        306        322         172
                                -------    -------    -------     -------    -------    -------    -------     -------
    Total operating
       expenses...............    7,245      5,167      4,273       3,527      2,980      2,166      1,805       1,447
                                -------    -------    -------     -------    -------    -------    -------     -------
Operating loss................   (3,671)    (2,380)    (2,071)     (1,888)    (1,894)    (1,048)    (1,669)     (1,526)
Interest income, net..........      412         74         59          91         64          4         21          45
                                -------    -------    -------     -------    -------    -------    -------     -------
Net loss......................  $(3,259)   $(2,306)   $(2,012)    $(1,797)   $(1,830)   $(1,044)   $(1,648)    $(1,481)
                                =======    =======    =======     =======    =======    =======    =======     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 18, 1998, Silknet engaged PricewaterhouseCoopers LLP as its independent accountants, to replace KPMG Peat Marwick LLP. The decision was made by Silknet's Board of Directors, upon the recommendation of management, and was not due to any disagreement with KPMG Peat Marwick LLP. During the fiscal years ended June 30, 1998 and 1997 and the subsequent interim period immediately preceding the date of this change, Silknet had no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG Peat Marwick LLP, would have caused them to make reference thereto in their report on Silknet's financial statements. The reports of KPMG Peat Marwick LLP on Silknet's financial statements for fiscal 1996 and 1997 (the last fiscal year audited by KPMG Peat Marwick LLP) did not contain any adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the Sections "Election of Directors," "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on November 12, 1999, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended June 30, 1999, is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

     The information under the Sections "Compensation and Other Information Concerning Directors and Officers" and "Stock Performance Graph" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on November 12, 1999, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended June 30, 1999, is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the Section "Securities Ownership of Certain Beneficial Owners and Management" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on November 12, 1999, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended June 30, 1999, is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the Sections "Compensation and Other Information Concerning Directors and Officers" and "Certain Relationships and Related Transactions" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on November 12, 1999, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended June 30, 1999, is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Form 10-K:

        (1) Financial Statements (see "Financial Statements and Supplementary Data" at Item 8 and incorporated herein by reference).

        (2) Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto).

        (3) Exhibits

     The following exhibits are filed as part of and incorporated by reference into this Form 10-K:

EXHIBIT NO.                             EXHIBIT
-----------                             -------
  3.01(1)     Certificate of Incorporation of Silknet.
  3.02(1)     By-laws, as amended, of Silknet.
  4.01(1)     Specimen Certificate for shares of Silknet's Common Stock.
  4.02(1)     Description of Capital Stock (contained in the Certificate of Incorporation filed as Exhibit 3.01).
  4.03(1)     Form of Warrant Agreement dated as of May 17, 1996 between
              Silknet and Zero Stage Capital V, L.P.
  4.04(1)     Form of Warrant Agreement dated as of June 11, 1997 between
              Silknet and certain investors.
 10.01*(1)    Employee Stock Option Plan, as amended.
 10.02*(1)    1999 Stock Option and Incentive Plan.
 10.03*(1)    1999 Non-Employee Director Stock Option Plan.
 10.04* **    1999 Employee Stock Purchase Plan, as amended.
 10.05(1)     Registration Rights Provisions contained in the Series C
              Preferred Stock Purchase Agreement dated as of May 12, 1998 between Silknet and the purchasers named therein.
 10.06(1)     Registration Rights Provisions contained in the Series D
              Preferred Stock Purchase Agreement dated as of February 26,
              1999 between Silknet and the purchasers named therein.
 10.07(1)     Lease Agreement between Silknet and 1848 Associates dated
              December 30, 1996, as amended December 15, 1997, November 1,
              1998 and January 1, 1999.
 10.08(1)     Loan and Modification Agreement dated March 2, 1999 by and between Silknet and Silicon Valley Bank.
 10.09(1)     Loan and Security Agreement dated March 5, 1997 by and
              between Silknet and Silicon. Valley Bank, as amended
              pursuant to a Loan Modification Agreement dated December 1,
              1997.
 10.10*(1)    Employment Agreement dated April 13, 1999 by and between the
              Company and James C. Wood.
 10.11*(1)    Employment Agreement dated April 13, 1999 by and between the
              Company and Nigel K. Donovan.
 10.12*(1)    Employment Agreement dated April 13, 1999 by and between the
              Company and Patrick J. Scannell, Jr.
 16.01(1)     Letter from KPMG Peat Marwick dated March 3, 1999.
 21.01(1)     Subsidiaries.

EXHIBIT NO.                             EXHIBIT
-----------                             -------
 23.01**      Consent of PricewaterhouseCoopers LLP.
 24.01**      Power of Attorney (see signature page hereto).
 27.01**      Financial Data Schedule.

---------------
  * Indicates a management contract or any compensatory plan, contract or arrangement.

 ** Filed herewith

(1) Incorporated herein by reference to the exhibits to Silknet's Registration Statement on Form S-1 (File No. 333-73295).

     (b) Reports on Form 8-K.

     No reports on form 8-K were filed on behalf of the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SILKNET SOFTWARE, INC.
                                            (Registrant)
Date: September 24, 1999

                                            By:      /s/ JAMES C. WOOD
                                              ----------------------------------
                                              President, Chief Executive Officer
                                                              and
                                                    Chairman of the Board

                        POWER OF ATTORNEY AND SIGNATURES

     We, the undersigned officers and directors of Silknet Software, Inc., hereby severally constitute and appoint James C. Wood and Patrick J. Scannell, Jr., and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Silknet Software, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                  TITLE(S)                    DATE
                     ---------                                  --------                    ----

                 /s/ JAMES C. WOOD                   President, Chief Executive      September 24, 1999
---------------------------------------------------    Officer and Chairman of the
                   James C. Wood                       Board (Principal Executive
                                                       Officer)

           /s/ PATRICK J. SCANNELL, JR.              Vice President, Chief           September 24, 1999
---------------------------------------------------    Financial Officer, Treasurer
             Patrick J. Scannell, Jr.                  and Secretary (Principal
                                                       Financial and Accounting
                                                       Officer)

                 /s/ STANLEY FUNG                    Director                        September 24, 1999
---------------------------------------------------
                   Stanley Fung

                  /s/ GUY BRADLEY                    Director                        September 24, 1999
---------------------------------------------------
                    Guy Bradley

                 /s/ JOO HOCK CHUA                   Director                        September 24, 1999
---------------------------------------------------
                   Joo Hock Chua

                /s/ ANDREW GOLDFARB                  Director                        September 24, 1999
---------------------------------------------------
                  Andrew Goldfarb

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JUNE 30, 1999

EXHIBIT NO.                             EXHIBIT
-----------                             -------
         3.01(1)  Certificate of Incorporation of Silknet.....................
         3.02(1)  By-laws, as amended, of Silknet.............................
         4.01(1)  Specimen Certificate for shares of Silknet's Common Stock...
         4.02(1)  Description of Capital Stock (contained in the Certificate of Incorporation filed as Exhibit 3.01).....................
         4.03(1)  Form of Warrant Agreement dated as of May 17, 1996 between
                  Silknet and Zero Stage Capital V, L.P. .....................
         4.04(1)  Form of Warrant Agreement dated as of June 11, 1997 between
                  Silknet and certain investors...............................
        10.01*(1) Employee Stock Option Plan, as amended......................
        10.02*(1) 1999 Stock Option and Incentive Plan........................
        10.03*(1) 1999 Non-Employee Director Stock Option Plan................
        10.04* ** 1999 Employee Stock Purchase Plan, as amended...............
        10.05(1)  Registration Rights Provisions contained in the Series C
                  Preferred Stock Purchase Agreement dated as of May 12, 1998 between Silknet and the purchasers named therein............
        10.06(1)  Registration Rights Provisions contained in the Series D
                  Preferred Stock Purchase Agreement dated as of February 26,
                  1999 between Silknet and the purchasers named therein.......
        10.07(1)  Lease Agreement between Silknet and 1848 Associates dated
                  December 30, 1996, as amended December 15, 1997, November 1,
                  1998 and January 1, 1999....................................
        10.08(1)  Loan and Modification Agreement dated March 2, 1999 by and between Silknet and Silicon Valley Bank.....................
        10.09(1)  Loan and Security Agreement dated March 5, 1997 by and between Silknet and Silicon. Valley Bank, as amended
                  pursuant to a Loan Modification Agreement dated December 1,
                  1997........................................................
        10.10*(1) Employment Agreement dated April 13, 1999 by and between the
                  Company and James C. Wood...................................
        10.11*(1) Employment Agreement dated April 13, 1999 by and between the
                  Company and Nigel K. Donovan................................
        10.12*(1) Employment Agreement dated April 13, 1999 by and between the
                  Company and Patrick J. Scannell, Jr. .......................
        16.01(1)  Letter from KPMG Peat Marwick dated March 3, 1999...........
        21.01(1)  Subsidiaries................................................
        23.01**   Consent of PricewaterhouseCoopers LLP.......................
        24.01**   Power of Attorney (see signature page hereto)...............
        27.01**   Financial Data Schedule.....................................

---------------
  * Indicates a management contract or any compensatory plan, contract or arrangement.

 ** Filed herewith

(1) Incorporated herein by reference to the exhibits to Silknet's Registration Statement on Form S-1 (File No. 333-73295).