Form 10-Q
period 1999-09-30
SILKNET SOFTWARE INC
filed 1999-11-12
CIK 1079451

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 000-25491

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

    The number of shares outstanding of the Registrant's $.01 par value Common Stock as of November 5, 1999 was 16,415,667.




================================================================================

                             SILKNET SOFTWARE, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                                            PAGE NO.
                                                                                                            --------
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements
                Consolidated Balance Sheets - September 30, 1999 and June 30, 1999..........................   3
                Consolidated Statements of Operations - Three months ended September 30, 1999 and 1998......   4
                Consolidated Statements of Cash Flows - Three months ended September 30, 1999 and 1998......   5
                Notes to Consolidated Financial Statements..................................................   6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........   8

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.....................................  17


PART II      OTHER  INFORMATION

Item 1.      Legal Proceedings..............................................................................  18

Item 2.      Changes in Securities and Use of Proceeds......................................................  18

Item 3.      Defaults upon Senior Securities................................................................  18

Item 4.      Submission of Matters to a Vote of Security Holders............................................  18

Item 5.      Other Information..............................................................................  18

Item 6.      Exhibits and Reports on Form 8-K...............................................................  19

SIGNATURES..................................................................................................  19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SILKNET SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,       JUNE 30,
                                                                                          1999              1999
                                                                                      -------------       --------
                                                                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ..........................................................  $ 51,794          $ 57,352
  Accounts receivable, net of allowance for doubtful accounts of $600 and $275 .......     5,688             3,985
  Prepaid expenses and other current assets ..........................................       889               689
                                                                                        --------          --------
          Total current assets .......................................................    58,371            62,026
                                                                                        --------          --------
Property and equipment, net ..........................................................     3,381             2,468
Other assets .........................................................................       250               252
                                                                                        --------          --------
          Total assets ...............................................................  $ 62,002          $ 64,746
                                                                                        ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................................  $    853          $  1,176
  Accrued expenses ...................................................................     4,929             4,751
  Deferred revenue ...................................................................     2,525             2,187
Note payable to bank, current portion ................................................       133               133
                                                                                        --------          --------
          Total current liabilities ..................................................     8,440             8,247
                                                                                        --------          --------
  Note payable to bank ...............................................................        56                89
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value;
     Authorized: 50,000 shares
     Issued and outstanding: 15,584 and 15,547 shares at September 30, 1999
      and June 30, 1999, respectively ................................................       156               155
  Additional paid-in capital .........................................................    75,566            75,619
  Deferred compensation ..............................................................      (644)             (711)
  Accumulated other comprehensive income (loss) ......................................       (29)                3
  Accumulated deficit ................................................................   (21,543)          (18,656)
                                                                                        --------          --------
       Total stockholders' equity ....................................................    53,506            56,410
                                                                                        --------          --------
          Total liabilities and stockholders' equity .................................  $ 62,002          $ 64,746
                                                                                        ========          ========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             SILKNET SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      FOR THE THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        1999                1998
                                                                      --------            --------
                                                                              (unaudited)
Revenue:
  License .........................................................  $  4,217              $ 1,648
  Services ........................................................     1,812                  621
                                                                     --------              -------
          Total revenue ...........................................     6,029                2,269
Cost of revenue:
  License .........................................................        70                   92
  Services ........................................................     1,495                  538
                                                                     --------              -------
          Total cost of revenue ...................................     1,565                  630
                                                                     --------              -------
Gross margin ......................................................     4,464                1,639
Operating expenses:
  Sales and marketing .............................................     3,834                1,892
  Research and development ........................................     2,641                1,005
  General and administrative ......................................     1,525                  630
                                                                     --------              -------
          Total operating expenses ................................     8,000                3,527
                                                                     --------              -------
Operating loss ....................................................    (3,536)              (1,888)
Interest income, net ..............................................       649                   91
                                                                     --------              -------
Net loss ..........................................................    (2,887)              (1,797)
Accrued dividends for preferred stockholders ......................        --                  474
                                                                     --------              -------
Net loss attributable to common stockholders ......................  $ (2,887)             $(2,271)
                                                                     ========              =======

Basic and diluted net loss per share ..............................  $  (0.19)             $ (0.86)
Shares used in computing basic and diluted net loss per share .....    15,584                2,644





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             SILKNET SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                       1999             1998
                                                                                    ----------        --------
                                                                                           (unaudited)
Cash flows from operating activities:
  Net loss .....................................................................    $ (2,887)         $(1,797)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .............................................         360              154
     Provision for doubtful accounts ...........................................         325               --
     Amortization of deferred compensation .....................................          67               20
     Changes in operating assets and liabilities:
       Accounts receivable .....................................................      (2,028)            (199)
       Prepaid expenses and other current assets ...............................        (200)            (134)
       Other assets ............................................................           2               --
       Accounts payable ........................................................        (323)             615
       Accrued expenses ........................................................         178             (271)
       Deferred revenue ........................................................         338              327
                                                                                    --------          -------
          Net cash used in operating activities ................................      (4,168)          (1,285)
                                                                                    --------          -------

Cash flows from investing activities:
  Purchase of property and equipment ...........................................      (1,265)            (313)
                                                                                    --------          -------
          Net cash used in investing activities ................................      (1,265)            (313)
                                                                                    --------          -------

Cash flows from financing activities:
  Proceeds from exercise of common stock options ...............................          57               35
  Costs associated with the issuance of common stock ...........................        (110)              --
  Payments on note payable to bank .............................................         (39)             (72)
                                                                                    --------          -------
          Net cash used in financing activities ................................         (86)             (37)
                                                                                    --------          -------
Net decrease in cash and cash equivalents ......................................      (5,519)          (1,635)
Effect of exchange rate changes on cash and cash equivalents ...................         (39)              --
                                                                                    --------          -------
Cash and cash equivalents at beginning of year .................................      57,352            9,045
Cash and cash equivalents at end of year .......................................    $ 51,794          $ 7,410
                                                                                    ========          =======




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             SILKNET SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF BUSINESS - Silknet Software, Inc. ("Silknet") provides software that allows companies to offer their customers personalized marketing, sales, electronic commerce and customer support services through a single Web site interface tailored by the company to meet its customer requirements.

     BASIS OF PRESENTATION - The accompanying interim consolidated financial statements are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) which Silknet's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ.

     INTERIM FINANCIAL INFORMATION - The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in Silknet's Annual Report to Stockholders (Form 10-K) for the year ended June 30, 1999. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The consolidated financial statements include the accounts of Silknet and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Interim results of operations for the three month period ended September 30, 1999 are not necessarily indicative of operating results or performance levels that can be expected for the full fiscal year.

     NET LOSS PER SHARE - Net loss per share is computed under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Net loss used in the calculation is increased by the accrued dividends for the preferred stock outstanding in each year. Diluted loss per share does not differ from basic loss per share since potential common shares from conversion of preferred stock, stock options and warrants are anti-dilutive for all periods presented and are therefore excluded from the calculation. During the three months ended September 30, 1999 and 1998, options to purchase 2,578,805 and 2,068,128 shares of common stock, respectively, preferred stock convertible into 0 and 7,953,741 shares of common stock, respectively, and warrants to purchase 750,000 and 750,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share since their inclusion would be anti-dilutive.

     COMPREHENSIVE LOSS - The following table presents the calculation of comprehensive loss and its components for the three months ended September 30, 1999 and 1998 (in thousands):

                                                          SEPTEMBER 30,  SEPTEMBER 30,
                                                              1999           1998
                                                              ----           ----

     Net loss.............................................  $(2,887)       $(1,797)
     Foreign currency translation adjustments.............      (32)            --
                                                            -------        -------
          Comprehensive loss..............................  $(2,919)       $(1,797)
                                                            =======        =======

    RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management determined that SFAS No. 133 had no significant impact on its financial position or results of operations through September 30, 1999.

     In February 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SoP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SoP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. SoP 98-1 is effective for Silknet beginning July 1, 1999. Management determined that SoP 98-1 had no significant impact on its financial position or results of operations through September 30, 1999.

     In April 1998, the AcSEC issued SoP 98-5, "Reporting on the Costs of Start-Up Activities." Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. Under SoP 98-5, the cost of start-up activities should be expensed as incurred. SoP 98-5 is effective for Silknet beginning July 1, 1999. Management determined that SoP 98-5 had no significant impact on its financial position or results of operations through September 30, 1999.


B.        SUBSEQUENT EVENTS:

     ACQUISITION - On October 5, 1999, Silknet completed its acquisition of InSite Marketing Technology, Inc. ("InSite"). InSite develops, markets and supports customer-centric, Web-based marketing and sales software, which identifies and integrates the buying style of the customer and the selling style of the company to assist the customer through the buying process. Silknet intends to utilize InSite's personalization technology with Silknet's e-business solutions to offer an integrated line of Web-based e-commerce, customer service and sales and marketing software that will enhance e-business initiatives by focusing on the customer experience. In connection with the transaction, an aggregate of 590,708 shares of Silknet Common Stock will be issued or reserved in exchange for all of the shares of InSite common stock issued and outstanding and all options to purchase InSite common stock at the effective time of the merger. This merger was accounted for as a pooling of interests.

     The following table presents results for the combined entities (in thousands, except per share amounts) for the first thirty-one days of combined operations (October 6, 1999 to November 5, 1999). Intercompany transactions have been eliminated.

                                                    THIRTY-ONE DAYS ENDED
                                                      NOVEMBER 5, 1999
                                                    ---------------------
                                                         (unaudited)

      Revenue ....................................          $2,992
      Net loss ...................................          $ (595)
      Earnings per share .........................          $(0.04)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained or incorporated by reference herein, this following discussion contains forward-looking statements that involve numerous risks and uncertainties, certain of which are beyond Silknet's control. These statements relate to future events or our future financial performance, and are identified by terminology such as "may," "will," "should," "expects," "scheduled," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual results could differ materially. In evaluating these forward-looking statements you should specifically consider a number of factors including, but not limited to, those factors described in "Factors That May Affect Future Results" and elsewhere in this Form 10-Q.

OVERVIEW

    Silknet provides software that allows companies to offer personalized marketing, sales, electronic commerce and customer support services through a single, company-tailored Web site interface. Silknet's products enable a company to conduct business with its customers over the Web through the phone and via e-mail. In January 1997, Silknet recorded its first license revenue upon delivery of the trial version of its initial product, Silknet eService, to customers. Silknet commercially released Silknet eService in July 1997, and since that time has introduced Silknet eBusiness System, Silknet eCommerce, Silknet eCommerce Extensions, and Silknet eBusiness Toolkit.


                              RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUE

    Since the beginning of fiscal year 1997, Silknet's revenue has been derived principally from licenses for software products and from professional services including consulting, training, implementation, technical support and maintenance. Revenue from sales of licenses to use Silknet's software products is recognized upon delivery of products to customers, provided no significant post-delivery obligations or uncertainties remain and collection of the related receivable is probable. License or services revenue subject to a significant acceptance clause is deferred until acceptance is received from the customer. Revenue under arrangements where multiple products or services are sold together under one contract is allocated to each element based on its relative fair value, with these fair values being determined using the price charged when that element is sold separately. Revenue for consulting and training services is recognized as services are provided, and revenue for maintenance and post-contract customer support services is recognized ratably over the term of the service agreement.

    Silknet generates its license revenue through direct sales to its customers and sales through its relationships with systems integrators and consulting firms.

    Silknet's total revenue increased 166% to $6.0 million for the quarter ended September 30, 1999 from $2.3 million for the quarter ended September 30, 1998.

    License Revenue

    License revenue increased 156% to $4.2 million for the quarter ended September 30, 1999 from $1.6 million for the quarter ended September 30, 1998. The increase was primarily due to an increase in the number of licenses sold, combined with an increase in the average selling prices of software licenses resulting from broader product offerings.

    Services Revenue

    Services revenue increased 192% to $1.8 million for the quarter ended September 30, 1999 from $621,000 for the quarter ended September 30, 1998. Of this increase, $770,000 was attributable to additional training and consulting services sold to both new and existing customers. The remaining increase was attributable to maintenance contracts sold to Silknet's new customers. The total number of customers increased to 52 as of September 30, 1999 from 24 as of September 30, 1998.

COST OF REVENUE

    Cost of license revenue consists primarily of royalties paid to third parties under technology license arrangements and fees paid to third-party vendors for referral fees. Cost of license revenue decreased to $70,000 for the quarter ended September 30, 1999 from $92,000 for the quarter ended September 30, 1998. Of this decrease, $48,000 was attributable to a referral fee paid on a license sold during the quarter ended September 30, 1998. The resulting increase, net of this one transaction, was due to an increase in royalty obligations to third parties whose products are incorporated into Silknet products. Silknet anticipates that the cost of license revenue will increase in absolute dollars. The improvement in software license fee gross margins to 98% for the quarter ended September 30, 1999 from 94% for the quarter ended September 30, 1998 was primarily attributable to higher sales volume. Cost of license revenue as a percent of license revenue has varied in the past due to the timing and volume of product sales and the nature of royalty agreements during the period.

    Cost of services revenue consists primarily of employee-related costs and third-party consultant fees incurred to provide services for consulting projects, post-contract customer support and training. Cost of services revenue increased 178% to $1.5 million for the quarter ended September 30, 1999 from $538,000 for the quarter ended September 30, 1998. The dollar increase resulted primarily from the hiring of additional employees and the use of contractors to support increased customer demand for consulting and training services. The number of consulting employees dedicated to providing implementation services increased to 20 as of September 30, 1999 from 13 as of September 30, 1998 to meet the needs of Silknet's customer base. The improvement in services gross margins to 17% for the quarter ended September 30, 1999 from 13% for the quarter ended September 30, 1998 was primarily attributable to the growth in consulting and maintenance revenue from Silknet's increased installed customer base. The total number of employees in the services organization increased to 31 as of September 30, 1999 from 17 as of September 30, 1998.

    Overall gross margins are primarily affected by the mix of license revenue and services revenue. Silknet historically has realized higher gross margins on license revenue than on services revenue. If services revenue increases as a percentage of total revenue, Silknet's overall gross margins may be adversely affected.

OPERATING EXPENSES

    Sales and Marketing

    Sales and marketing expenses consist primarily of employee-related costs, commissions, and costs associated with marketing programs, such as trade shows, marketing campaigns, seminars, public relations and new product launches. Sales and marketing expenses increased 103% to $3.8 million, or 64% of total revenue, for the quarter ended September 30, 1999 from $1.9 million, or 83% of total revenue, for the quarter ended September 30, 1998. The increase in absolute dollars was primarily attributable to an increase in the number of sales and marketing employees to 63 as of September 30, 1999 from 30 as of September 30, 1998. To a lesser extent, the increase was related to an increase in marketing programs, including trade shows and public relations related to new product launch activities. Sales and marketing expenses are expected to continue to increase in absolute dollars as Silknet continues to expand its marketing programs and its sales force to support product launches and international expansion.

    Research and Development

    Research and development expenses consist primarily of employee-related costs and consulting fees associated with the development of Silknet's products. Costs incurred for the research and development of Silknet's software products are expensed as incurred until such time that technological feasibility is established and capitalized thereafter. Research and development expenses increased 163% to $2.6 million, or 44.0% of total revenue, for the quarter ended September 30, 1999 from $1.0 million, or 44.0% of total revenue, for the quarter ended September 30, 1998. The increase primarily resulted from salaries associated with newly hired development personnel. The number of research and development employees increased to 84 as of September 30, 1999 from 35 as of September 30, 1998 to support the development of new products. Silknet anticipates that research and development expenses will continue to increase in absolute dollars.

    General and Administrative

    General and administrative expenses consist primarily of employee-related costs for executive and financial personnel, as well as legal, accounting, insurance and other professional services fees. General and administrative expenses increased 142% to $1.5 million, or 25% of total revenue, for the quarter ended September 30, 1999 from $630,000, or 28% of total revenue, for the quarter ended September 30, 1998. Substantially all of the increase in absolute dollars was due to salaries associated with newly hired personnel and related costs required to manage Silknet's growth and facilities expansion. The number of general and administrative employees increased to 24 as of September 30, 1999 from 13 as of September 30, 1998. In addition, $200,000 in merger and acquisition costs were incurred during the quarter ended September 30, 1999 related to Silknet's acquisition of InSite. Silknet expects that its general and administrative expenses will increase in absolute dollars as it continues to expand its staffing to support expanded operations and facilities and incurs expenses relating to its new responsibilities as a public company.

    Interest Income, net

    Interest income, net of interest expense, increased to $649,000, or 11% of total revenue, for the quarter ended September 30, 1999 from $91,000, or 4% of total revenue, for the quarter ended September 30, 1998. The increase was due to interest income earned from the investment of net cash proceeds from Silknet's initial public offering in May 1999.

    Silknet incurred aggregate net losses of $21.5 million from inception through September 30, 1999. Silknet has recorded a valuation allowance for the full amount of its net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.


                         LIQUIDITY AND CAPITAL RESOURCES

    In May 1999, Silknet sold 3,450,000 shares of its common stock through an initial public offering. Net proceeds from the offering were approximately $46.8 million after deducting underwriting discounts and commissions and offering expenses. Prior to its initial public offering, Silknet had funded operations primarily through net cash proceeds from private placements of preferred stock totaling $26.8 million. As of September 30, 1999, Silknet had cash and cash equivalents totaling $51.8 million.

    Cash used in operating activities for the quarter ended September 30, 1999 was $4.2 million, primarily due to a net loss of $2.9 million and an increase in accounts receivable. The increase in net accounts receivable to $5.7 million at September 30, 1999 from $4.0 million at June 30,1999 resulted from increases in license and service revenues, offset by cash collections and a $325,000 increase in the allowance for doubtful accounts. Cash used for operating activities for the quarter ended September 30, 1998 was $1.3 million, primarily due to a net loss of $1.8 million and an increase in accounts receivable, partially offset by increases in accounts payable and deferred revenue.

    Cash used in investing activities for the quarter ended September 30, 1999 and the quarter ended September 30, 1998 was $1.3 million and $300,000, respectively. Investing activities for the periods consisted primarily of purchases of equipment, including computer servers, workstations and networking equipment, to support personnel growth and regional expansion.

    Cash used in financing activities for the quarter ended September 30, 1999 was $86,000, primarily due to payments on a note payable under an equipment loan line, and disbursements related to the initial public offering in excess of estimates recorded as of June 30, 1999, partially offset by proceeds from the exercise of common stock options. Cash used in financing activities for the quarter ended September 30, 1998 was $37,000, primarily due to payments on notes payable under the equipment loan line.

    As of September 30, 1999 and September 30, 1998, Silknet's primary financial commitments consisted of obligations outstanding under operating leases and notes payable under an equipment loan line of $189,000 and $222,000, respectively.

    In March 1999, Silknet entered into a new bank line of credit which allows Silknet to borrow up to $3.0 million for working capital purposes and for the issuance of letters of credit. The line of credit expires in March 2000. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate plus 0.5%. As of September 30, 1999, no borrowings were outstanding under this line, leaving $3.0 million available for borrowing. The bank's prime rate at September 30, 1999 was 8.25%.

    Since its inception, Silknet has significantly increased its operating expenses. Silknet anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses and capital expenditures will constitute a material use of Silknet's cash resources. In addition, Silknet may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to Silknet's business. Silknet believes that the net proceeds from its initial public offering, together with its existing cash and cash equivalents, will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least 12 months. Thereafter, if cash generated from operations is insufficient to satisfy Silknet's liquidity requirements, Silknet may seek to sell additional equity or debt securities, or obtain additional credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to Silknet's stockholders.


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

    The purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to make their current systems Year 2000 ready. These expenditures may result in reduced funds available for purchases, which could have a material adverse effect on Silknet's business, operating results and financial condition. Year 2000 complications may disrupt the operations, viability or commercial acceptance of the Internet, which also could have a material adverse impact on Silknet's business, operating results and financial condition.

    Silknet has conducted a review of its supported products, including the third-party products embedded into Silknet's products, and believes that they are substantially Year 2000 ready. Silknet expects that modifications with respect to any remaining Year 2000 issues will be made by the end of calendar year 1999. Nevertheless, there can be no assurances that the implementation of modifications to any embedded products will not be delayed or that Silknet will not experience unexpected Year 2000 problems with its products.

    There is no assurance that third-party software or computer hardware of Silknet's customers which interface with Silknet's products and which may be necessary in order to use Silknet's products are Year 2000 ready. Therefore, there can be no assurance that implementations of Silknet's products on its customers' systems are, or will be, Year 2000 ready.

    Silknet installed new internal software systems in July 1998, and it has received written confirmations from software vendors that the software they installed is Year 2000 ready. Based on the foregoing, Silknet currently has no reason to believe that its internal software systems are not Year 2000 ready. Silknet has obtained written certifications from suppliers of hardware systems to the effect that the hardware they provide are Year 2000 ready. Failure of the internal hardware or software systems to operate properly with regard to the Year 2000 and thereafter could require Silknet to incur significant unanticipated expenses to remedy any problems or replace affected vendors, and could have a material adverse effect on Silknet's business, operating results and financial condition.

    To date, Silknet has not incurred significant incremental costs in order to comply with Year 2000 requirements for its products or internal systems, and Silknet does not believe it will incur significant incremental costs in the foreseeable future. Silknet is developing contingency plans for unanticipated Year 2000 issues relating to its products. Silknet has identified the mission critical functions for its internal systems and is in the process of developing a contingency plan for unanticipated Year 2000 problems that arise with respect to those functions, including the identification of replacement products for third-party products that may fail. There can be no assurance that Year 2000 issues will not be discovered in Silknet's products or internal software systems and, if such issues are discovered, there can also be no assurance that the costs of making such products and systems Year 2000 ready will not have a material adverse effect on Silknet's business, operating results and financial condition.

    In October 1999, Silknet acquired InSite Marketing Technology, Inc.
Silknet is in the process of assessing systems and products related to this acquisition. There can be no assurance that Year 2000 issues will not be discovered in InSite's products, including any third-party software included therein, or internal software systems or in the third-party software or computer hardware of customers which interface with InSite's products and which may be necessary in order to use InSite's products. If such issues are discovered, there can be no assurance that such products, software or hardware may be made Year 2000 ready or that the costs of making such products and systems Year 2000 ready will not have a material adverse effect on Silknet's business, operating results and financial condition.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

    Silknet operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. Certain of the above statements in this report are forward-looking statements that involve risks and uncertainties. The discussion below, and in Silknet's other reports filed with the Securities and Exchange Commission, highlight some of the risks which may affect future operating results.

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

WE HAVE INCURRED SUBSTANTIAL OPERATING LOSSES AND WE MAY NOT BE PROFITABLE IN THE FUTURE

    Since we began operations, we have incurred substantial operating losses in every fiscal period. We cannot be certain if or when we will become profitable. Failure to achieve profitability within the timeframe expected by investors may adversely affect the market price of our common stock. As a result of accumulated operating losses, at September 30, 1999, we had an accumulated deficit of $21.5 million. We have generated relatively small amounts of revenue, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in recent periods, the growth has been from a limited base of historical revenue, and it is unlikely that such growth rates are sustainable.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE BECAUSE WE DEPEND ON A SMALL NUMBER OF LARGE ORDERS

    We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal period could be materially adversely affected if we are unable to complete one or more substantial license sales planned for that period. In each of the last eight quarters, we had at least one customer that accounted for more than 17% of total revenue in that quarter. In addition, the purchase and implementation of our products typically involve a significant cost to our customers, including the purchase of related hardware and software, as well as training and integration costs. These implementations also include substantial commitment of resources by our customers or their consultants over an extended period of time. As a result, our sales cycle is relatively long.

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

OUR FAILURE TO MANAGE PROPERLY OUR RAPID GROWTH COULD STRAIN OUR RESOURCES AND ADVERSELY AFFECT OUR BUSINESS

    Our failure to manage properly our rapid growth could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. Our revenue increased 166% in the quarter ended September 30, 1999 from the same period the year earlier. From October 1, 1998 to September 30, 1999, the number of our employees increased from 95 to 202. The rapid rate of our recent personnel growth has made management of that growth more difficult. To manage future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE THE BUSINESS AND PRODUCTS OF INSITE MARKETING TECHNOLOGY WITH OUR BUSINESS

      In October 1999, Silknet acquired InSite Marketing Technology, Inc. There can be no assurance that the combined companies can successfully integrate the acquired businesses, personnel, products or technologies. Silknet's integration of the InSite business may cause a diversion of management time and reallocation of resources. There can be no assurance that the InSite personalization technology can be successfully integrated with Silknet's product offerings and distribution infrastructure, or that significant product research and development, and development expenses, will not be required to fully integrate InSite's products with those of Silknet. There can be no assurances that revenues, if any, from the InSite products or the combined Silknet/InSite products will exceed operating expenses, that Silknet can be successful in reducing expenses to achieve profitability, or that customers will continue to support Silknet's new product initiatives following the integration.

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

CLAIMS BY OTHER COMPANIES THAT OUR PRODUCTS INFRINGE THEIR COPYRIGHTS OR PATENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

    If any of our products violate third-party proprietary rights, we may be required to reengineer our products or seek to obtain licenses from third parties to continue offering our products without substantial reengineering. Any efforts to reengineer our products or obtain licenses from third parties may not be successful and, in any case, would substantially increase our costs and have a material adverse effect on our business, operating results and financial condition. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

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

    As of September 30, 1999, our executive officers and directors and their affiliates together control approximately 48% of the outstanding common stock. As a result, these stockholders, if they act together, will be able to exert strong influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of Silknet, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of Silknet and might affect the market price of our common stock.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discussion about Silknet's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Silknet is exposed to market risk related to changes in interest rates and foreign currency exchange rates. As of September 30, 1999, Silknet did not use derivative financial instruments for speculative or trading purposes.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Silknet is not a party to any material legal proceedings.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

    On May 5, 1999, Silknet commenced its initial public offering of 3,000,000 shares of common stock, $.01 par value per share, pursuant to Silknet's final prospectus dated May 5, 1999. This prospectus was contained in Silknet's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-73295) on May 5, 1999. As part of the initial public offering, Silknet granted the several underwriters, for whom Credit Suisse First Boston Corporation, BancBoston Robertson Stephens Inc., Banc of America Securities LLC (formerly NationsBanc Montgomery Securities
LLC) and First Union Securities, Inc. (formerly First Union Capital Markets Corp.) acted as representatives (the "Representatives"), an overallotment option to purchase up to an additional 450,000 shares of common stock. The initial public offering closed on May 10, 1999.

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

    The aggregate amount of expenses incurred by Silknet through September 30, 1999 in connection with the issuance and distribution of the shares of common stock offered and sold in the initial public offering was approximately $4,920,000, including $3,622,500 in underwriting discounts and $1,297,500 in other expenses.

    None of the expenses paid by Silknet in connection with the initial public offering or the exercise of the overallotment option were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of Silknet's equity securities, or affiliates of Silknet.

    The net proceeds to Silknet from the initial public offering, after deducting underwriting discounts and commissions and other expenses, were approximately $46.8 million.

    Silknet invested the net proceeds primarily in high quality securities with maturities not exceeding ninety days.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.


ITEM 5.   OTHER INFORMATION

      Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Form 10-Q:

        (1)  Exhibits

    The following exhibits are filed as part of and incorporated by reference into this Form 10-Q:

EXHIBIT NO.      EXHIBIT
-----------      -------

  27.01*         Financial Data Schedule.

----------
 * Filed herewith

    (b)      Reports on Form 8-K.

    No reports on form 8-K were filed on behalf of Silknet during the quarter ended September 30, 1999.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SILKNET SOFTWARE, INC.
                                          (Registrant)
Date:  November 10, 1999

                                          By: /s/ PATRICK J. SCANNELL, JR.
                                              ----------------------------------
                                              Vice President, Chief Financial
                                              Officer, Treasurer and Secretary