Form 10-Q
period 1999-12-31
SILKNET SOFTWARE INC
filed 2000-02-14
CIK 1079451

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25491

                             SILKNET SOFTWARE, INC.
             (Exact Name of registrant as specified in its charter)

                   DELAWARE                                      02-0478949
        (State or other jurisdiction of                       (I.R.S. Employer
          incorporation or organization)                       Identification
                                                                  Number)

   50 PHILLIPPE COTE STREET, MANCHESTER, NH                        03101
   (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 625-0070



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

    The number of shares outstanding of the Registrant's common stock as of December 31, 1999 was 17,090,338.


================================================================================

                             SILKNET SOFTWARE, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                                            PAGE NO.
                                                                                                                            --------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements
             Consolidated Balance Sheets - December 31, 1999 and June 30, 1999..........................................       3
             Consolidated Statements of Operations - Three months and six months ended December 31, 1999 and 1998.......       4
             Consolidated Statements of Cash Flows - Six months ended December 31, 1999 and 1998........................       5
             Notes to Consolidated Financial Statements.................................................................       6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........................       8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................................      19


PART II   OTHER  INFORMATION

Item 1.   Legal Proceedings.............................................................................................      20

Item 2.   Changes in Securities and Use of Proceeds.....................................................................      20

Item 3.   Defaults upon Senior Securities...............................................................................      20

Item 4.   Submission of Matters to a Vote of Security Holders...........................................................      20

Item 5.   Other Information.............................................................................................      21

Item 6.   Exhibits and Reports on Form 8-K..............................................................................      22


SIGNATURES..............................................................................................................      22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             SILKNET SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                             DECEMBER 31,     JUNE 30,
                                                                                1999            1999
                                                                             ------------     --------
                                                                                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .............................................      $ 48,211       $ 57,565
  Accounts receivable, net of allowance for doubtful accounts of $600 and
  $275 at December 31 and June 30, 1999, respectively ...................         6,707          3,985
  Prepaid expenses and other current assets .............................         1,089            689
                                                                               --------       --------

        Total current assets ............................................        56,007         62,239

Property and equipment, net .............................................         3,825          2,530
Other assets ............................................................         1,648            252
                                                                               --------       --------

        Total assets ....................................................      $ 61,480       $ 65,021
                                                                               ========       ========

LIABILITIES AND  STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to bank, current portion .................................           133            133
  Accounts payable ......................................................           870          1,193
  Accrued expenses ......................................................         6,879          4,849
  Deferred revenue ......................................................         3,078          2,187
                                                                               --------       --------

        Total current liabilities .......................................        10,960          8,362

Note payable to bank ....................................................            23             89
Notes payable to shareholders ...........................................          --              137
                                                                               --------       --------

        Total liabilities ...............................................        10,983          8,588

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value;
    Authorized: 50,000,000 shares
    Issued and outstanding: 17,090,338 and 16,044,094 shares at December
      31, 1999 and June 30,1999, respectively ...........................           171            160

Additional paid-in capital ..............................................        78,929         78,080
Deferred compensation ...................................................          (572)        (1,108)
Other comprehensive income (loss) .......................................           (22)             3
Accumulated deficit .....................................................       (28,009)       (20,702)
                                                                               --------       --------

      Total stockholders' equity ........................................        50,497         56,433
                                                                               --------       --------

        Total liabilities and stockholders' equity ......................      $ 61,480       $ 65,021
                                                                               ========       ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             SILKNET SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           DECEMBER 31,                   DECEMBER 31,
                                                                      1999            1998            1999            1998
                                                                  ------------    ------------    ------------    ------------
                                                                                          (unaudited)
Revenue:
  License .....................................................   $      5,152    $      2,040    $      9,369    $      3,688
  Services ....................................................          2,712           1,239           4,679           1,860
                                                                  ------------    ------------    ------------    ------------

          Total revenue .......................................          7,864           3,279          14,048           5,548

Cost of revenue:
  License .....................................................            162              91             232             183
  Services ....................................................          2,032             981           3,538           1,519
                                                                  ------------    ------------    ------------    ------------

          Total cost of revenue ...............................          2,194           1,072           3,770           1,702
                                                                  ------------    ------------    ------------    ------------

Gross margin ..................................................          5,670           2,207          10,278           3,846

Operating expenses:
  Sales and marketing .........................................          4,469           2,343           8,382           4,238
  Research and development ....................................          3,452           1,499           6,563           2,748
  General and administrative ..................................          2,249             760           4,019           1,453
                                                                  ------------    ------------    ------------    ------------

          Total operating expenses ............................         10,170           4,602          18,964           8,439
                                                                  ------------    ------------    ------------    ------------

Operating loss ................................................         (4,500)         (2,395)         (8,686)         (4,593)
Interest income, net ..........................................            732              73           1,379             179
                                                                  ------------    ------------    ------------    ------------

Net loss ......................................................         (3,768)         (2,322)         (7,307)         (4,414)
Accrued dividends for preferred stockholders ..................           --               439            --               913
                                                                  ------------    ------------    ------------    ------------

Net loss attributable to common stockholders ..................   $     (3,768)   $     (2,761)   $     (7,307)   $     (5,327)
                                                                  ============    ============    ============    ============

Basic and diluted net loss per share ..........................   $      (0.23)   $      (0.86)   $      (0.45)   $      (1.68)
Shares used in computing basic and diluted net loss per share .     16,626,791       3,203,145      16,353,852       3,172,479


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             SILKNET SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED DECEMBER 31,
                                                                     1999            1998
                                                                   --------        --------
                                                                          (unaudited)
Cash flows from operating activities:
Net loss ...................................................       $ (7,307)       $ (4,414)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization ..........................            814             323
    Provision for doubtful accounts ........................            325             200
    Amortization of deferred compensation ..................            570              73
    Changes in operating assets and liabilities:
      Accounts receivable ..................................         (3,047)         (2,521)
      Prepaid and other current assets .....................           (400)           (338)
      Other assets .........................................            104            --
      Accounts payable .....................................           (323)            484
      Accrued expenses .....................................          2,030           1,425
      Deferred revenue .....................................            891             384
                                                                   --------        --------

         Net cash used in operating
           activities ......................................         (6,343)         (4,384)
                                                                   --------        --------

Cash flows from investing activities:
  Purchase of property and equipment .......................         (2,104)           (605)
  Investment in Safe Harbor ................................         (1,500)           --
                                                                   --------        --------

         Net cash used in investing activities .............         (3,604)           (605)
                                                                   --------        --------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
  issuance costs ...........................................           (110)           --
  Proceeds from exercise of common stock options ...........            936              88
  Payments on notes payable ................................           (203)           (143)
                                                                   --------        --------

         Net cash provided by (used in) financing activities            623             (55)
                                                                   --------        --------

Net decrease in cash and cash equivalents ..................         (9,324)         (5,044)
Effect of exchange rate changes on cash and cash equivalents            (30)              1
                                                                   --------        --------

Cash and cash equivalents at beginning of period ...........         57,565          10,651
                                                                   --------        --------
Cash and cash equivalents at end of period .................       $ 48,211        $  5,608
                                                                   ========        ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             SILKNET SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    NATURE OF BUSINESS - Silknet Software, Inc. ("Silknet") provides electronic customer relationship management software, or eCRM software, that allows companies to offer marketing, sales, e-commerce and support services through a single Web site interface personalized for individual customers.

    On October 5, 1999, Silknet completed its acquisition of InSite Marketing Technology, Inc. ("InSite"). Silknet eSales, based upon InSite's technology, is an e-sales application that provides the customer an electronic, or virtual, personal sales assistant with the ability to identify the buying needs and style of a customer. The underlying InSite technology uses demographic and psychographic analysis, microsegmentation and probability models to personalize the interaction between a virtual personal sales assistant and each customer. This transaction was accounted for using the pooling-of-interests method. The accompanying consolidated financial statements of Silknet have been restated to include the results and balances of InSite for all periods presented.

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

    INTERIM FINANCIAL INFORMATION - The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in Silknet's Annual Report to Stockholders (Form 10-K) for the year ended June 30, 1999. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The consolidated financial statements include the accounts of Silknet and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Interim results of operations for the three and six month periods ended December 31, 1999 are not necessarily indicative of operating results or performance levels that can be expected for the full fiscal year.

    NET LOSS PER SHARE - Net loss per share is computed under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Net loss used in the calculation is increased by the accrued dividends for the preferred stock outstanding in each year. Diluted loss per share does not differ from basic loss per share since potential common shares from conversion of preferred stock, stock options and warrants are anti-dilutive for all periods presented and are therefore excluded from the calculation. During the three months and six months ended December 30, 1999 and 1998, options to purchase 2,313,339 and 2,256,094 shares of common stock, respectively, preferred stock convertible into 0 and 7,953,741 shares of common stock, respectively, and warrants to purchase 424,340 and 750,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share since their inclusion would be anti-dilutive.

    COMPREHENSIVE LOSS - The following table presents the calculation of comprehensive loss and its components for the three and six months ended December 30, 1999 and 1998:

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     DECEMBER 31,                 DECEMBER 31,
                                                 1999           1998           1999           1998
                                               -------        -------        -------        -------
Net loss ...............................       $(3,768)       $(2,322)       $(7,307)       $(4,414)
Foreign currency translation adjustments           (32)          --              (25)          --
                                               -------        -------        -------        -------
Comprehensive loss .....................       $(3,800)       $(2,322)       $(7,332)       $(4,414)
                                               =======        =======        =======        =======

    RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management determined that SFAS No. 133 had no significant impact on its financial position or results of operations through December 31, 1999.


B.  BUSINESS COMBINATION:

    On October 5, 1999, Silknet completed its acquisition of InSite. In connection with the transaction, an aggregate of 590,708 shares of Silknet common stock will be issued or reserved in exchange for all the shares of InSite common stock issued and outstanding and all options to purchase InSite common stock at the effective time of the merger. This merger was accounted for as a pooling of interests. Silknet's consolidated financial statements beginning with the fiscal year ended June 30, 1997 have been restated to include the results and balances of InSite. Results for the six months ended December 31, 1999 and 1998 on a stand-alone basis were as follows:

SIX MONTHS ENDED DECEMBER 31, 1999      SILKNET         INSITE        COMBINED
                                       --------        --------       --------
Revenues ..........................    $ 13,795        $    253       $ 14,048
Operating loss ....................      (6,836)         (1,850)        (8,686)
Net loss ..........................      (5,449)         (1,858)        (7,307)

SIX MONTHS ENDED DECEMBER 31, 1998      SILKNET         INSITE        COMBINED
                                        -------        -------        -------
Revenues ..........................     $ 5,543        $     5        $ 5,548
Operating loss ....................      (3,959)          (634)        (4,593)
Net loss ..........................      (3,809)          (605)        (4,414)

    Expenses related to the merger were expensed as incurred or were recorded when it became probable that the transaction would occur and the expense could be reasonably estimated. Merger-related costs incurred for the six months ended December 31, 1999 are as follows:

Amortization of deferred compensation upon acceleration of stock option vesting       $393
Legal .........................................................................        224
Accounting/Tax ................................................................         40
Printing ......................................................................          4
                                                                                      ----
Total .........................................................................       $661
                                                                                      ====


C.       INVESTMENT IN SAFE HARBOR:

    In October 1999, Silknet invested $1.5 million in Safe Harbor, Inc., an unrelated private company. In exchange for its investment, Silknet received an approximate 11% ownership interest in Safe Harbor and a seat on the board of directors. This investment was recorded using the cost basis of accounting.

D.  SUBSEQUENT EVENT:

    On February 6, 2000, Silknet entered into an Agreement and Plan of Reorganization with Kana Communications, Inc ("Kana"). Pursuant to the merger agreement, holders of outstanding shares of Silknet common stock will receive, in exchange for each share of Silknet common stock held, 0.83 shares of common stock of Kana. In addition, Kana will assume all outstanding options and warrants to purchase Silknet common stock and will assume all purchase rights outstanding under Silknet's employee stock purchase plan. The merger will be accounted for as a purchase and is intended to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue code of 1986,as amended. The transaction has been approved by both the Kana and Silknet Boards of Directors and the closing of the merger is subject to approval by Kana and Silknet stockholders and certain other customary closing conditions.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained or incorporated by reference herein, this following discussion contains forward-looking statements that involve numerous risks and uncertainties, certain of which are beyond our control. These statements relate to future events or our future financial performance, and are identified by terminology such as "may," "will," "should," "expects," "scheduled," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual results could differ materially. In evaluating these forward-looking statements you should specifically consider a number of factors including, but not limited to, those factors described in "Factors That May Affect Future Results" and elsewhere in this Form 10-Q.

OVERVIEW

    We provide electronic customer relationship management software, or eCRM software, that allows companies to offer marketing, sales, e-commerce and support services through a single Web site interface personalized for individual customers. Our products enable a company to deliver these services to our customers over the Web through customer self-service, assisted service or immediate, direct collaboration among that company and our customer, partners, employees and suppliers. These users can choose from a variety of communication media, such as the Web, e-mail and the telephone, to do business with that company. Our software can capture and consolidate data derived from all of these sources and distribute it throughout a company and to our partners to provide a single view of the customer's interaction with that company.

    On October 5, 1999, we completed the acquisition of InSite. Silknet issued or reserved for issuance 590,708 shares of common stock in exchange for all of the outstanding shares of InSite common stock and options for the issuance of InSite common stock. The transaction was accounted for using the pooling-of-interests method. The accompanying consolidated financial statements of Silknet have been restated to include the results and balances of InSite for all periods presented.


                              RESULTS OF OPERATIONS


THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

REVENUE

    Since the beginning of fiscal year 1997, our revenue has been derived principally from licenses for software products and from professional services including consulting, training, implementation, technical support and maintenance. Revenue from sales of licenses to use our software products is recognized upon delivery of products to customers, provided no significant post-delivery obligations or uncertainties remain and collection of the related receivable is probable. License or services revenue subject to a acceptance clause is deferred until acceptance is received from the customer. Revenue under arrangements where multiple products or services are sold together under one contract is allocated to each element based on its relative fair value, with these fair values being determined using the price charged when that element is sold separately. Revenue for consulting and training services is recognized as services are provided, and revenue for maintenance and post-contract customer support services is recognized ratably over the term of the service agreement.

    We generate our license revenue through direct sales to our customers and sales through our relationships with systems integrators and consulting firms.

    Total revenue increased 140% during the current quarter ended December 31, 1999 to $7.9 million from $3.3 million for the quarter ended December 31, 1998. For the six months ended December 31, 1999, total revenue increased 153% to $14 million from $5.5 million for the six months ended December 31, 1998.

    License Revenue. License revenue increased 153% during the current quarter ended December 31, 1999 to $5.2 million from $2.0 million for the quarter ended December 31, 1998. For the six months ended December 31, 1999, license revenue increased 154% to $9.4 million from $3.7 million for the six months ended December 31, 1998.

    The increase was primarily due to an increase in the number of licenses sold for Silknet eService, and other new products introduced prior to December 31, 1999. These new products included Silknet eBusiness and Silknet eCommerce released in October 1998 and January 1999, respectively.

    Services Revenue. Services revenue increased 119% during the current quarter ended December 31, 1999 to $2.7 million from $1.2 million for the quarter ended December 31, 1998. For the six months ended December 31, 1999, services revenue increased 152% to $4.7 million from $1.9 million for the six months ended December 31, 1998.

    The increase in services revenue is a result of our increased business volume and a higher level of customer support revenue derived from an increasing installed customer base. We have continued to add internal headcount within our service organization to support the higher business volumes. For the current quarter ended December 31, 1999, maintenance revenue increased to $1.0 million from $306,000 for the quarter ended December 31, 1998; and revenue for consulting and training services increased to $1.7 million from $933,000. The total number of customers increased to 70 as of December 31, 1999 from 24 as of December 31, 1998.


COST OF REVENUE

    Cost of License Revenue. Cost of license revenue includes royalties paid to third parties under technology license arrangements. Cost of license revenue increased 78% in absolute dollars during the current quarter ended December 31, 1999 to $162,000, or 3% of license revenue, from $91,000, or 4% of license revenue, for the quarter ended December 31, 1998. For the six months ended December 31, 1999, cost of license revenue increased 27% to $232,000, or 2% of license revenue, from $183,000, or 5% of license revenue, for the six months ended December 31, 1998.

    The increase in absolute dollars was due to an increase in licenses sold with royalty obligations to third parties whose products are incorporated into our products. We anticipate that the cost of license revenue will continue to increase in absolute dollars. Cost of license revenue as a percent of license revenue has varied in the past due to the timing and volume of product sales and the nature of royalty agreements in place at the time.

    Cost of Services Revenue. Cost of services revenue consists primarily of employee-related costs and third-party consultant fees incurred to provide services for consulting projects, post-contract customer support and training. Cost of services revenue increased 107% during the current quarter ended December 31, 1999 to $2.0 million, or 75% of services revenue, from $1.0 million, or 79% of services revenue, for the quarter ended December 31, 1998. For the six months ended December 31, 1999, cost of services increased 133% to $3.5 million, or 76% of services revenue from $1.5 million, or 82% of services revenue, for the six months ended December 31, 1998.

    The dollar increase resulted primarily from the hiring of additional employees and the use of contractors to support increased customer demand for maintenance and consulting services. The number of customer services employees increased to 43 as of December 31, 1999 from 18 as of December 31, 1998, and we anticipate that we will continue to increase the number of customer service employees in calendar year 2000 to support higher business volumes.

    The improvement in services gross margin to 24% for the six months ended December 31, 1999 from a gross margin of 18% for the six months ended December 31, 1998 was primarily attributable to the substantial growth of maintenance and consulting revenues from a larger installed customer base. Improvement in services gross margins is contingent upon the future demand for the services offered by us.

    Overall gross margins are primarily affected by the mix of license revenue and services revenue. We historically have realized higher gross margins on license revenue than on services revenue. If services revenue increases as a percentage of total revenue, our overall gross margins may be adversely affected.

OPERATING EXPENSES

    Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, commissions and costs associated with marketing programs, such as trade shows, marketing campaigns, seminars, public relations and new product launches. Sales and marketing expenses increased 91% during the current quarter ended December 31, 1999 to $4.5 million, or 57% of total revenue, from $2.3 million, or 71% of total revenue, for the quarter ended December 31, 1998. For the six months ended December 31, 1999, sales and marketing expenses increased 98% to $8.4 million, or 60% of total revenue, from $4.2 million, or 76% of total revenue, for the six months ended December 31, 1998.

    The increase was primarily attributable to an increase in the number of sales and marketing employees to 68 as of December 31, 1999 from 32 as of December 31, 1998. To a lesser extent, the increase was related to an increase in marketing programs, including trade shows and public relations related to product launch activities. Sales and marketing expenses may continue to increase in absolute dollars as we continue to expand our marketing programs and our sales force to support product launches and international expansion.

    Research and Development. Research and development expenses consist primarily of employee-related costs and fees for outside consultants and related costs associated with the development of new products, the enhancement of existing products, quality assurance, testing and documentation. Research and development expenses increased 130% in absolute dollars during the current quarter ended December 31, 1999 to $3.5 million, or 44% of total revenue, from $1.5 million, or 46% of total revenue, for the quarter ended December 31, 1998. For the six months ended December 31, 1999, research and development expenses increased 139% in absolute dollars to $6.6 million, or 47% of total revenue from $2.7 million, or 50% of total revenue, for the six months ended December 31, 1998.

    The increase primarily resulted from salaries associated with newly hired development personnel. The number of research and development employees increased to 100 as of December 31, 1999 from 49 as of December 31, 1998 to support the development of new products. We anticipate that research and development expenses will continue to increase in absolute dollars.

    General and Administrative. General and administrative expenses consist primarily of employee salaries and other personnel related costs for executive and financial personnel, as well as legal, accounting, insurance and other professional services fees. General and administrative expenses increased 196% during the current quarter ended December 31, 1999 to $2.2 million, or 29% of total revenue, from $760,000, or 23% of total revenue, for the quarter ended December 31, 1998. For the six months ended December 31, 1999, general and administrative costs increased 177% to $4.0 million, or 29% of total revenue from $1.5 million, or 26% of total revenue, for the six months ended December 31, 1998.

    During the three and six months ended December 31, 1999, $473,000 and $661,000, respectively, was incurred due to one-time costs associated with the acquisition of InSite. Substantially all of the remaining increase in general and administrative costs was due to salaries associated with newly hired personnel and related costs required to manage our growth and facilities expansion. The number of general and administrative employees increased to 30 as of December 31, 1999 from 17 as of December 31, 1998. We expect that our general and administrative expenses will increase in absolute dollars as we continues to expand our staffing to support expanded operations and facilities and incur expenses relating to our responsibilities as a public company.

    Interest Income, Net. Interest income, net of interest expense, increased 903% during the current quarter ended December 31, 1999 to $732,000, or 9% of total revenue, from $73,000, or 2% of total revenue, for the quarter ended December 31, 1998. For the six months ended December 31, 1999, interest income, net of interest expense, increased 670% to $1.4 million, or 10% of total revenue, from $179,000, or 3% of total revenue, for the six months ended December 31, 1998.

    The increase was due to interest income earned from the investment of net cash proceeds from our initial public offering in May 1999.

    Provision for Income Taxes. We incurred aggregate operating losses of $28.0 million from inception through December 31, 1999. We have recorded a valuation allowance for the full amount of our net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

    Net Loss. As a result of the factors discussed above, net loss increased to $3.8 million for the current quarter ended December 31, 1999 from a net loss of $2.3 million for the quarter ended December 31, 1998; and increased to $7.3 million for the six months ended December 31, 1999 from a net loss of $4.4 million for the six months ended December 31, 1998.


                         LIQUIDITY AND CAPITAL RESOURCES


    In May 1999, we sold 3,450,000 shares of our common stock through an initial public offering. Net proceeds from the offering were approximately $46.8 million after deducting underwriting discounts and commissions and offering expenses. Prior to our initial public offering, we had funded operations primarily through net cash proceeds from private placements of preferred stock totaling $26.8 million. As of December 31, 1999, we had cash and cash equivalents totaling $48.2 million.

    Cash used for operating activities for the six-month period ended December 31, 1999 was $6.3 million, primarily due to a net loss of $7.3 million and an increase in accounts receivable, partially offset by increases in accrued expenses and deferred revenue.

    Cash used for investing activities for the six-month period ended December 31, 1999 was $3.6 million, primarily due to purchases of equipment totaling $2.1 million, consisting largely of computer servers, workstations and networking equipment. In addition, we invested $1.5 million in Safe Harbor, Inc., an unrelated private company.

    Cash provided by financing activities for the six-month period ended December 31, 1999 was $623,000, primarily due to proceeds from the exercise of options to purchase common stock, partially offset by payments on a note payable under an equipment loan line and on notes payable to investors.

    As of December 31, 1999, our primary financial commitments consisted of obligations outstanding under operating leases and a note payable under the equipment loan line of $156,000. Notes payable to investors were paid off in full during the quarter ended December 31, 1999.

    In March 1999, we entered into a new bank line of credit which allows us to borrow up to $3.0 million for working capital purposes and for the issuance of letters of credit. The line of credit expires in March 2000 and we expect to renew the line on similar terms and conditions. Amounts available under the line of credit are a function of eligible accounts receivable and bear interest at the bank's prime rate plus 0.5%. As of December 31, 1999, $3.0 million was available for borrowing and the bank's prime rate was 8.50%.

    As of June 30, 1999, we had net operating loss carryforwards of approximately $18.6 million available for federal, state and foreign purposes to reduce future taxable income expiring on various dates beginning in 2012. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income.

    Since our inception, we have significantly increased our operating expenses. We anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses and capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that our existing cash and cash equivalents, cash generated from operations and amounts available under our credit facilities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or obtain additional credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders.

                         YEAR 2000 READINESS DISCLOSURE


    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems needed to be upgraded or replaced in order to comply with these Year 2000 requirements. The use of software and computer systems that are not Year 2000 ready could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

    The purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to make their current systems Year 2000 ready. These expenditures may result in reduced funds available for purchases of interactive, Web-based electronic business solutions, which could have a material adverse effect on our business, operating results and financial condition. Year 2000 complications may disrupt the operations, viability or commercial acceptance of the Internet, which also could have a material adverse impact on our business, operating results and financial condition.

    We have experienced no material adverse effect on our products, including any problems with third-party software and hardware incorporated into our products or which interface with our products and products due to the transition to Year 2000. Nevertheless, there can be no assurances that we will not experience problems resulting from any of the foregoing which could have a material adverse impact on our business, operating results and financial condition the implementation of modifications to any embedded products will not be delayed or that we will not experience unexpected Year 2000 problems with our products.

    To date, we have not incurred significant incremental costs in order to comply with Year 2000 requirements for our products or internal systems, and we do not believe we will incur significant incremental costs in the foreseeable future. Our Year 2000 contingency plans, identifying mission critical functions for our internal systems, for unanticipated Year 2000 issues were in effect prior to the end of calendar 1999.

    In October 1999, we acquired InSite Marketing Technology, Inc. We continue the process of assessing systems and products related to this acquisition. To date, products and processes related to the acquisition have not experienced a material impact from the transition from 1999 to 2000. There can be no assurance that Year 2000 issues will not be discovered in products, or any third-party software included therein, or internal software systems or in the third-party software or computer hardware related to this acquisition. If such issues are discovered, there can be no assurance that such products, software or hardware may be made Year 2000 ready or that the costs of making such products and systems Year 2000 ready will not have a material adverse effect on our business, operating results and financial condition.

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

RISKS RELATED TO OUR BUSINESS

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

WE HAVE INCURRED SUBSTANTIAL OPERATING LOSSES AND WE MAY NOT BE PROFITABLE IN THE FUTURE

                              Since we began operations, we have incurred substantial operating losses in every fiscal period. We cannot be certain if or when we will become profitable. Failure to achieve profitability within the timeframe expected by investors may adversely affect the market price of our common stock. As a result of accumulated operating losses, at December 31, 1999, we had an accumulated deficit of $28.0 million. We have generated relatively small amounts of revenue, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in recent periods, the growth has been from a limited base of historical revenue, and it is unlikely that such growth rates are sustainable over the long-term.

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

OUR FAILURE TO MANAGE PROPERLY OUR RAPID GROWTH COULD STRAIN OUR RESOURCES AND ADVERSELY AFFECT OUR BUSINESS

                              Our failure to manage properly our rapid growth could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. Our revenue increased 140% in the quarter ended December 31, 1999 from the same period the year earlier. From January 1, 1999 to December 31, 1999, the number of our employees increased from 116 to 241. The rapid rate of our recent growth has made management of that growth more difficult. In addition, the proceeds of this offering will be used in part to expand product offerings and expand international operations and sales and marketing capabilities. This additional growth may further strain our management, financial and other resources. To manage future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

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

WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO SUCCEED

                              Qualified personnel are in great demand throughout the software industry. The demand for qualified personnel is particularly acute in the New England area, due to the large number of software companies and the low unemployment in the region. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly marketing personnel, software engineers and other senior personnel. If we are unable to attract and retain the highly-trained technical personnel that are integral to our product development, the rate at which we can develop new products or product enhancements could be limited. In addition, if we are unable to attract and retain professional services support personnel, our ability to install products at customer sites could be limited.

OUR RECENTLY ANNOUNCED MERGER WITH KANA COMMUNICATIONS, INC. MAY NOT BE
COMPLETED

                              On February 6, 2000 we signed an agreement with Kana Communications, Inc. ("Kana") pursuant to which Silknet will be merged with and into a wholly-owned subsidiary of Kana. Upon completion of the merger, each share of Silknet common stock then issued and outstanding will be converted automatically into the right to receive 0.83 shares of Kana common stock.

                              There is no guarantee that the merger with Kana will be completed, or if it is completed, there is no guarantee that it will be on the same terms as currently negotiated. Several conditions must be met in order for the merger to be completed including, among others, approval of the merger by the stockholders of Silknet and approval of the issuance of Kana common stock by the stockholders of Kana. There is no guarantee that these conditions will be met. The failure to complete the conditions precedent to the completion of the merger may delay completion of the merger or may cause its termination. The failure to complete the merger may have a negative affect on our business, operating results and financial condition and could result in a significant decrease in the trading price of our stock.

                              In addition, the failure to complete the merger in a timely fashion could delay expected product, personnel and technology integration and could have a negative effect on our business, operating results and financial condition. Our business may also be negatively effected as a result of (1) delays, reductions or cancellations or changes in the terms or timing of product orders or product implementations by our customers, (2) attrition of our employees, (3) litigation brought or threatened against us, any of our principal stockholders or a member of our Board of Directors, and (4) the refusal by any of our suppliers to continue to do business with us, each as a result of the proposed merger with Kana or the announcement of such proposed merger.

OUR MANAGEMENT RESOURCES MAY BE DIVERTED IN COMPLETING THE MERGER AND INTEGRATING OPERATIONS

                              Completion of the merger and the integration of our products, personnel and technology with Kana will require the commitment of significant management resources. The diversion of management resources away from the day to day operations of the business may have a negative affect on our business, operating results and financial condition.

OUR TRADING PRICE NOW TRENDS WITH KANA'S TRADING PRICE AND AN ASSESSMENT BY THE MARKET OF WHETHER THE MERGER WILL BE COMPLETED

                              As each issued and outstanding share of Silknet common stock is to be exchanged into a fixed number of shares of Kana common stock in connection with the merger, our stock price trends directly with the trading price of Kana common stock. The price of Kana common stock may be affected by factors different from those that may affect the price of our common stock. A decline in the trading price of Kana common stock would have a negative effect on our trading price and may have a negative effect on our business, operating results and financial condition. A decline in the trading price of Kana common stock may also impact the completion of the merger.

                              Factors that may affect both the trading price of Kana common stock and Silknet common stock include the following:

                                   -    changes in the business, operations or
                                        prospects of Kana;

                                   -    market assessments of the likelihood
                                        that the merger will be completed;

                                   -    the timing of the completion of the
                                        merger;

                                   -    the prospects of post-merger operations;

                                   -    regulatory considerations; and

                                   -    general market and economic conditions.

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

                              We have applied for registration of some of our trademarks in the United States, Canada and the European Community, Singapore, Australia, China, Estonia, Iceland, Indonesia, South Korea, Latvia, Lithuania, New Zealand, Norway, Poland and South Africa. Most of these applications have not been approved. Our applications for the registration of "Silknet" and "Silknet" combined with the Silknet logo have received preliminary refusals in Canada because another company filed an earlier application for the use of "Silk" in connection with Internet information resource services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discussion about Silknet's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Silknet is exposed to market risk related to changes in interest rates and foreign currency exchange rates. As of December 31, 1999, Silknet did not use derivative financial instruments for speculative or trading purposes.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Silknet sold 3,450,000 shares of common stock, $.01 par value per share, pursuant to Silknet's final prospectus dated May 5, 1999. This prospectus was contained in Silknet's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-73295) on May 5, 1999. All shares covered by the Registration Statement were sold. The initial public offering closed on May 10, 1999. Silknet's net proceeds from the offering were approximately $46.9 million after deducting underwriting discounts and commissions and offering expenses. None of the net proceeds from the initial public offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of Silknet's equity securities, or affiliates of Silknet, with the exception of compensation-related payments to officers made in the normal course of business. From the effective date of the offering through December 31, 1999, Silknet used approximately $300,000 of the net proceeds to fund operating losses and working capital requirements. As of December 31, 1999, Silknet had approximately $46.6 million of net proceeds remaining which are invested primarily in high quality securities with maturities not exceeding ninety days.

         On October 5, 1999, Silknet acquired all of the outstanding capital stock of InSite Marketing Technology, Inc., a Delaware corporation. In connection with this acquisition, an aggregate of 590,708 shares of Silknet's common stock, $.01 par value per share, ("Silknet Common Stock") were issued in exchange for all of the outstanding capital stock and options to purchase capital stock of InSite. The shareholders of InSite received, in the aggregate, 497,128 shares of Silknet Common Stock (the "Shares") in exchange for their shares of InSite common stock. In addition, the option holders of InSite received, in the aggregate, options to purchase 93,580 shares of Silknet common stock (the "Option Shares") in exchange for their options to purchase common stock of InSite. All of such options are fully vested.

         No underwriters were involved in the foregoing sale of securities. The Shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. The Shares are deemed restricted securities for purposes of the Securities Act. Silknet received no proceeds from the issuance of the Shares.

         An aggregate of 83,283 Option Shares were registered with the Commission pursuant to a Form S-8 filed with the Commission on November 1, 1999. For the three month period ended December 31, 1999, an aggregate of 9,071 Option Shares were exercised at an exercise price of $0.33 per share, which were not registered on the Form S-8. Net proceeds to Silknet from such exercise amounted to approximately $3,000. The remaining Option Shares are unregistered, and unless cancelled, will be converted into unregistered securities of Silknet.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Silknet's Annual Meeting of Stockholders was held on November 12, 1999. Holders of an aggregate of 15,600,647 shares at the close of business on September 27, 1999 were entitled to vote at the meeting. At such meeting, the Company's stockholders voted as follows:


Proposal 1. To elect five members to the Board of Directors, each to serve until the Annual Meeting of Stockholders to be held in 2000, or until his successor is elected and qualified.

                             Total Vote for      Total Vote Withheld
Director Name                Each Nominee        from Each Nominee        Abstentions           Broker Non-Votes
-------------                ------------        -----------------        -----------           ----------------
James C. Wood                11,045,107                   6,125                   N/A                  None

Guy Bradley                  11,045,107                   6,125                   N/A                  None

Joo Hock Chua                11,045,107                   6,125                   N/A                  None

Stanley Fung                 11,045,107                   6,125                   N/A                  None

Andrew Goldfarb              11,045,107                   6,125                   N/A                  None




No other persons were nominated, or received votes, for election as directors of Silknet at the 1999 Annual Meeting of Stockholders. The other director of Silknet whose term of office continued after the 1999 Annual Meeting was Mr. Glen Urban.


Proposal 2. To ratify the selection of the firm of PricewaterhouseCoopers LLP, independent public accountants, as auditors for the fiscal year ending June 30, 2000.



                               Total Vote Against
Total Vote for Proposal 2      Proposal 2                   Abstentions from Proposal 2        Broker Non-Votes
-------------------------      ----------                   ---------------------------        ----------------
11,047,954                     1,153                        2,125                              None


ITEM 5.  OTHER INFORMATION


      Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders to be held in 2000 must be received at Silknet's principal executive offices not later than June 10, 2000. Silknet's by-laws establish an advance notice procedure with regard to proposals that stockholders otherwise desire to introduce at the annual meeting without inclusion in the proxy statement for that meeting. Written notice of such stockholder proposals for the next annual meeting to be held in 2000 must be received by Silknet's Secretary at Silknet's principal executive offices no earlier than the close of business on May 11, 2000 and no later than the close of business on June 10, 2000 in order to be considered timely, and must contain specified information concerning the matters proposed to be brought before such meeting and concerning the stockholder proposing such matters. The matters proposed to be brought before the meeting must also be proper matters for stockholder action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Form 10-Q:

(1)      Exhibits

    The following exhibits are filed as part of and incorporated by reference into this Form 10-Q:

EXHIBIT NO.                               EXHIBIT
-----------                               -------
2.1          Agreement and Plan of Merger and Reorganization dated as of October
             5, 1999, by and among Silknet Software, Inc., InSite Acquisition
             Corp., InSite Marketing Technology, Inc., Stefania Nappi as
             Indemnification Representative and the shareholders named therein
             (filed as Exhibit 2.1 to Silknet's Current Report on Form 8-K filed with the Commission on October 20, 1999 and incorporated herein by reference).

4.1          Escrow Agreement dated as of October 5, 1999 by and among Silknet
             Software, Inc., American Stock Transfer & Trust Company as escrow agent, Stefania Nappi as Indemnification Representative and the shareholders of InSite Marketing Technology, Inc. (filed as Exhibit
             2.2 to Silknet's Current Report on Form 8-K filed with the
             Commission on October 20, 1999 and incorporated herein by reference).

4.2 Registration Rights Agreement dated as of October 5, 1999 by and among Silknet Software, Inc. and the shareholders of InSite
             Marketing Technology, Inc. named therein (filed as Exhibit 4.1 to
             Silknet's Current Report on Form 8-K filed with the Commission on
             October 20, 1999 and incorporated herein by reference).

27.01*       Financial Data Schedule.

----------

 * Filed herewith

    (b)  Reports on Form 8-K.

    Current Report on Form 8-K filed with the Commission on October 20, 1999, which summarizes the terms of Silknet's acquisition of the outstanding stock and options of InSite Marketing Technology, Inc. on October 5, 1999.

    Current Report on Form 8-K filed with the Commission on February 7, 2000, which summarizes the terms of the Agreement and Plan of Reorganization dated as of February 6, 2000 by and between Kana Communications, Inc., Pistol Acquisition Corp., a wholly-owned subsidiary of Kana, and Silknet.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SILKNET SOFTWARE, INC.
                                             (Registrant)
Date: February 14, 2000

                                             By:    /s/ PATRICK J. SCANNELL, JR.
                                                --------------------------------
                                                Vice President, Chief Financial
                                                Officer, Treasurer and Secretary